Form 10-Q
period 1999-09-30
ANTEON CORP
filed 1999-11-15
CIK 1090709

           Form 10-Q for ANTEON CORPORATION filed on November 15, 1999

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                  --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 333-84835

                               ANTEON CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Virginia                    54-1023915
             -----------------------------      -----------------
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

          3211 Jermantown Road, Fairfax, Virginia           22030-2801
-------------------------------------------------------------------------------
          (Address of principal executive office)           (Zip Code)

                                 (703) 246-0200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 -------------------------------------------------------------------------------
                    (Former name, former address, and former
                  fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of the close of business on September 30, 1999, there were 3,557,672 outstanding shares of the registrant's common stock, par value $0.05 per share.

                                    CONTENTS


                                                                           PAGE

PART I.   FINANCIAL INFORMATION

   ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
           SEPTEMBER 30, 1999 AND DECEMBER 31, 1998                          1


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
           AND 1998                                                          2

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
           1998                                                              3

           NOTES TO UNAUDITED CONDENSED CONSOLIDATED
           FINANCIAL STATEMENTS                                              4

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                       13

PART II. OTHER INFORMATION REQUIRED IN REPORT

   ITEM 1. LEGAL PROCEEDINGS                                                18
   ITEM 2. CHANGES IN SECURITIES                                            18
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  18
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                                 18
   ITEM 5. OTHER INFORMATION                                                18
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ANTEON CORPORATION AND SUBSIDIARIES
                     (A majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                           September 30, 1999     December 31, 1998
                                                               (Unaudited)            (Audited)
                                                           ------------------     -----------------

ASSETS
Current assets:
  Cash and cash equivalents                                      $  1,306              $    156
  Accounts receivable, net                                        112,419                68,053
  Prepaid expenses and other current assets                         7,223                 5,347
                                                                 --------              --------
Total current assets                                              120,948                73,556

Due from parent                                                     7,323                 6,625
Property and equipment, net                                        19,105                 4,537
Goodwill, net                                                     132,837                50,036
Investments                                                           909                 5,973
Other assets, net                                                  12,082                 2,441
                                                                 --------              --------
Total assets                                                     $293,204              $143,168
                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                               $ 15,751              $ 12,582
  Accrued expenses                                                 44,996                23,338
  Subordinated notes payable, current portion                       9,099                   967
  Business purchase consideration payable                           5,500                    --
  Other current liabilities, net                                    3,228                 2,508
                                                                 --------              --------
Total current liabilities                                        $ 78,574              $ 39,395

Revolving credit facility                                           5,300                    --
Bank notes payable, net of current portion                             --                70,400
Term loan facility                                                 60,000                    --
Senior subordinated notes payable                                 100,000                    --
Subordinated notes payable, net of current portion                     --                 8,335
Mortgage note payable, net of current portion                       1,640                    --
Deferred tax liabilities, net                                          44                   311
Other long term liabilities                                           210                   985
                                                                 --------              --------
Total liabilities                                                $245,768              $119,426

Minority interest in subsidiary                                        59                    37

Shareholders' equity:
  Common stock                                                        178                   149
  Additional paid-in capital                                       40,758                18,243
  Accumulated other comprehensive income                               94                   399
  Retained earnings                                                 6,347                 4,914
                                                                 --------              --------
Total shareholders' equity                                       $ 47,377              $ 23,705
                                                                 --------              --------
Total liabilities and shareholders' equity                       $293,204              $143,168
                                                                 ========              ========


See accompanying notes to unaudited condensed consolidated financial statements.

                       ANTEON CORPORATION AND SUBSIDIARIES
                     (A majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)


                                                      Three months ended       Nine months ended
                                                         September 30,           September 30,
                                                     --------------------    --------------------
                                                       1999        1998        1999        1998
                                                     --------    --------    --------    --------

Revenues                                             $125,708    $ 72,349    $271,317    $180,545
Costs of revenues                                     110,141      64,487     238,717     160,626
                                                     --------    --------    --------    --------
  Gross profit                                         15,567       7,862      32,600      19,919
Operating expenses:
  General and administrative expenses                   8,409       3,879      17,316      10,082
  Amortization of noncompete agreements                   227         227         681         303
  Goodwill amortization                                 1,208         551       2,232       1,302
  Cost of acquisitions                                    168          72         168          90
                                                     --------    --------    --------    --------
    Total operating expenses                           10,012       4,729      20,397      11,777
                                                     --------    --------    --------    --------
    Operating income                                    5,555       3,133      12,203       8,142
Income from sales of long-term investments              2,463          --       2,463          --
Interest expense, net of interest income of
$34, $29, $716, $111, respectively                      5,119       1,772      10,619       3,508
Minority interest in earnings of subsidiary                 6           5          23          19
                                                     --------    --------    --------    --------
Income before provision for income taxes
  and extraordinary item                                2,893       1,356       4,024       4,615
Provision for income taxes                              1,531         524       2,128       1,834
                                                     --------    --------    --------    --------

    Net income before extraordinary item                1,362         832       1,896       2,781

Extraordinary item - loss on early extinguishment
  of debt, net of income taxes of $309                     --          --         463          --
                                                     --------    --------    --------    --------

Net income                                           $  1,362    $    832    $  1,433    $  2,781
                                                     ========    ========    ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.

                       ANTEON CORPORATION AND SUBSIDIARIES
                     (A majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                For the nine months ended
                                                          --------------------------------------
                                                          September 30, 1999  September 30, 1998
                                                          ------------------  ------------------

OPERATING ACTIVITIES:
  Net income                                                   $   1,433            $   2,781
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
    Extraordinary loss                                               772                   --
    Gain on sale of long-term investments                         (2,721)                  --
    Depreciation and amortization                                  2,062                  999
    Noncompete amortization                                          681                  303
    Amortization of goodwill                                       2,233                1,301
    Amortization of deferred financing                               388                  494
    Deferred income taxes                                          1,383                   92
    Minority interest in earnings (losses) of subsidiaries            23                   --
  Changes in assets and liabilities, net of acquired
    assets and liabilities                                         1,828              (12,770)
                                                               ---------            ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           $   8,082            $  (6,800)
                                                               ---------            ---------
INVESTING ACTIVITIES:

  Purchases of property, buildings, and equipment                 (2,901)              (1,631)
  Acquisition of A&T, net of cash acquired                      (115,203)                  --
  Acquisition of Techmatics, net of cash acquired                     --              (28,490)
  Proceeds from sales of long-term investments                    10,580                   --
  Purchases of long-term investments                              (3,040)                  --
  Other, net                                                         (30)                 122
                                                               ---------            ---------
NET CASH USED FOR INVESTING ACTIVITIES                         $(110,594)           $ (29,999)
                                                               ---------            ---------
FINANCING ACTIVITIES:

  Proceeds from bank notes payable                               132,043              215,904
  Principal payments on bank notes payable                      (202,525)            (172,099)
  Proceeds from senior subordinated notes payable                100,000                   --
  Proceeds from term loan facility                                60,000                   --
  Proceeds from revolving facility                               110,500                   --
  Principal payments on revolving facility                      (105,200)                  --
  Deferred financing costs                                        (8,775)                (963)
  Proceeds from issuance of common stock                          22,544                   19
  Principal payments on Techmatics sub note payable               (4,925)                  --
                                                               ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      $ 103,662            $  42,861
                                                               ---------            ---------
CASH AND CASH EQUIVALENTS:
  Net increase in cash and cash equivalents                        1,150                6,062
  Balance at beginning of period                                     156                  652
                                                               ---------            ---------
  Balance at end of period                                     $   1,306            $   6,714
                                                               =========            =========
Supplemental disclosure of cash flow information:
  Interest paid                                                $   6,667            $   2,075
                                                               =========            =========
  Income taxes paid                                            $     204            $   1,849
                                                               =========            =========



See accompanying notes to unaudited condensed consolidated financial statements.

                       ANTEON CORPORATION AND SUBSIDIARIES
                     (A majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

(1)   BASIS OF PRESENTATION

      The unaudited interim financial information as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three and nine months ended September 30, 1999 may not be indicative of the results of operations for the year ending 1999 or any future period. This financial information should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto.

(2)   SENIOR SUBORDINATED NOTES OFFERING AND RELATED TRANSACTIONS

      On May 11, 1999, the Company completed an offering of $100 million of its 12% Senior Subordinated Notes due 2009 (the "Notes"). The Notes are unsecured and are guaranteed by all of the Company's current and future domestic subsidiaries. The Notes require semi-annual interest payments beginning on November 15, 1999 through maturity on May 15, 2009. The Notes may be redeemed at the option of the Company after May 15, 2004 upon the payment of certain redemption premiums, although up to 25% of the Notes can be redeemed prior to May 15, 2002 with the proceeds of certain equity offerings and upon the payment of certain redemption premiums. The Notes contain various restrictive covenants, including limitations on the incurrence of additional indebtedness, restrictions and limitations on dividends paid to the Company's parent, Azimuth Technologies, Inc., and restrictions and limitations on the sales of certain assets, among others.

      Concurrent with the offering of the Notes, the Company's parent, Azimuth Technologies, Inc., invested an additional $22.5 million in the Company's common stock (the "Equity Contribution").

      During June 1999, the Company obtained a new bank credit facility (the "New Credit Facility") with a syndicate of banks, which includes a revolving line of credit (the "Revolving Credit Facility") and a term loan facility (the "Term Loan Facility"). The Revolving Credit Facility has maximum borrowings of up to $120 million, as determined based on a portion of eligible accounts receivable, and bears interest at varying rates based on LIBOR plus a margin determined using Anteon's ratio of net debt to EBITDA (as defined in the New Credit Facility) and matures on June 23, 2005. As of September 30, 1999, the outstanding balance on the Revolving Credit Facility was $5.3 million. The Term Loan Facility consists of a term loan of $60 million bearing interest at varying rates based on LIBOR plus a margin determined using Anteon's ratio of net debt to EBITDA (as defined in the New Credit Facility). Principal payments on the Term Loan Facility commence on a quarterly basis after June 23, 2001 with $15 million due at maturity on June 23, 2005. The New Credit Facility is secured by substantially all of the tangible and intangible assets of Anteon and the Guarantor Subsidiaries (see note 6).

      The proceeds from the Notes, the Equity Contribution, and the New Credit Facility were used, along with other available cash to acquire all of the outstanding stock of Analysis & Technology, Inc. ("A&T") and repay all outstanding amounts on the Company's previous bank line of credit. Deferred financing fees of $772,000 associated with the previous bank line of credit were written off during the six months ended June 30, 1999 and have been recognized as an extraordinary item, net of taxes.

(3)   ACQUISITION OF ANALYSIS & TECHNOLOGY, INC.

      On June 23, 1999, the Company acquired all of the outstanding stock of A&T, a provider of system and engineering technologies, technology-based training systems, and information technologies to the U.S. Government and commercial customers. The acquisition has been accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of combination. These estimates were based on preliminary appraisals and other studies that will be completed during the remainder of 1999. During the third quarter of 1999, certain of these studies were completed and certain reallocations were made, resulting in reductions to goodwill of approximately $3.8 million. Goodwill resulting from the combination is being amortized on a straight-line basis over thirty years.

      The total purchase price paid, including transaction costs, of approximately $115.5 million, has been preliminarily allocated to the assets and liabilities acquired as follows (in thousands):


          Accounts receivable............................  $  29,910
          Prepaid expenses and other current assets......        951
          Property and equipment ........................     13,996
          Other assets...................................      1,606
          Goodwill.......................................     79,708
          Deferred tax assets, net.......................      5,058
          Accounts payable and accrued expenses..........   (13,619)
          Mortgage note payable..........................    (2,077)
                                                           ---------
          Total consideration                              $ 115,533
                                                           =========


      Transaction costs of approximately $4.5 million were incurred in connection with the acquisition, including a fee of approximately $1.1 million paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company's parent, Azimuth Technologies, Inc.

      The following unaudited pro forma summary presents consolidated information as if the acquisition of A&T had occurred as of January 1, 1998. The pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entity (in thousands):


                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                   1998              1999             1998
                                                ---------         ---------         ---------
     Total revenues........................     $ 113,481         $ 361,414         $ 306,574
     Total expenses........................       114,335           361,291           309,619
                                                ---------         ---------         ---------
     Net income (loss) before extraordinary
       items...............................         (854)              123             (3,045)
                                                ---------         ---------         ---------
     Net (loss)..............................   $   (854)        $    (340)        $   (3,045)
                                                =========         =========         =========



(4)   COMPREHENSIVE INCOME

      Comprehensive income (loss) for the nine and three months ended September 30, 1999 and 1998 was approximately $1,128,000 and $2,781,000 and ($487,000) and
$832,000, respectively.

(5)   ARRANGEMENT WITH CAXTON-ISEMAN CAPITAL, INC.

      Effective June 1, 1999, the Company entered into an arrangement with Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company's parent, Azimuth Technologies, Inc., whereby the Company is required to pay annual management fees to Caxton-Iseman Capital, Inc. Prior to the completion of the acquisition of A&T, the annual management fee was $500,000 and covered the period beginning January 1, 1999. For periods subsequent to the acquisition of A&T, the annual management fee is $1 million. For the nine months ended September 30, 1999, the Company recognized $375,000 of management fee expense under the arrangement. Also under the arrangement, the Company paid Caxton-Iseman Capital, Inc. a transaction fee of approximately $1.1 million in connection with the acquisition of A&T.

(6)   DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION

      Under the terms of the Notes, the Company's wholly-owned domestic subsidiaries (the "Subsidiary Guarantors") are guarantors of the Notes. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for the Company.


                                                                          AS OF SEPTEMBER 30, 1999
                                                -------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET                                                                               CONSOLIDATED
                                                  ANTEON         GUARANTOR     NON-GUARANTOR      ELIMINATION        ANTEON
                                                CORPORATION     SUBSIDIARIES    SUBSIDIARIES        ENTRIES        CORPORATION
                                                -----------     ------------   -------------      -----------      ------------
           (AMOUNTS IN THOUSANDS)

Cash............................................ $     565        $     355       $     386        $      --        $   1,306
Receivables.....................................    45,151           66,794             474               --          112,419
Other current assets............................     2,393            4,607             223               --            7,223
Property and equipment, net.....................     3,205           15,843              57                            19,105
Due from parent.................................     7,323               --              --               --            7,323
Investment in and advances to subsidiaries......    53,658              225            (225)         (53,658)              --
Goodwill, net...................................   132,837               --              --               --          132,837
Investments.....................................       909               --              --               --              909
Other long-term assets..........................     7,908            4,151              23                            12,082
                                                 ---------        ---------       ---------        ---------        ---------
Total assets.................................... $ 253,949        $  91,975       $     938        $ (53,658)       $ 293,204
                                                 =========        =========       =========        =========        =========

Indebtedness....................................   174,046            1,993              --               --          176,039
Accounts payable................................    10,627            4,814             310               --           15,751
Accrued expenses................................    29,642           20,468             386               --           50,496
Other current liabilities.......................      (245)           3,469               4               --            3,228
Other long-term liabilities.....................        --              197              58               --              254
                                                 ---------        ---------       ---------        ---------        ---------
Total liabilities...............................   214,070           30,941             758               --          245,768

Minority interest in subsidiary.................        --               --              59               --               59
Total stockholders' equity......................    39,879           61,035             121          (53,658)          47,377
                                                 ---------        ---------       ---------        ---------        ---------
Total liabilities and stockholders' equity...... $ 253,949        $  91,975       $     938        $ (53,658)       $ 293,204
                                                 =========        =========       =========        =========        =========


                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                               ------------------------------------------------------------------------------
   CONDENSED CONSOLIDATED STATEMENTS OF                                                                          CONSOLIDATED
    OPERATIONS                                   ANTEON         GUARANTOR      NON-GUARANTOR     ELIMINATION        ANTEON
                                               CORPORATION     SUBSIDIARIES     SUBSIDIARIES       ENTRIES        CORPORATION
                                               -----------     ------------    -------------     -----------     ------------
           (AMOUNTS IN THOUSANDS)

Revenues.....................................   $ 148,041        $ 121,573        $   2,282       $    (579)       $ 271,317
Cost of revenues.............................     134,269          102,910            2,117            (579)         238,717
                                                ---------        ---------        ---------       ---------        ---------
Gross profit.................................      13,772           18,663              165              --           32,600
Total operating expenses.....................       9,940           10,451                6              --           20,397
                                                ---------        ---------        ---------       ---------        ---------
Operating income.............................       3,832            8,212              159              --           12,203
Gain on sales of long-term investments.......       2,463               --               --              --            2,463
Interest expense (income), net...............      10,627              (18)              10              --           10,619
Minority interest............................          --               --               23              --               23
                                                ---------        ---------        ---------       ---------        ---------
Income (loss) before provision for income
  taxes and extraordinary item...............      (4,332)           8,230              126              --            4,024
Provision (benefit) for income taxes.........      (1,196)           3,281               43              --            2,128
                                                ---------        ---------        ---------       ---------        ---------
Net income before extraordinary item.........      (3,136)           4,949               83              --            1,896
Extraordinary loss, net of tax...............         463               --               --              --              463
                                                ---------        ---------        ---------       ---------        ---------
Net income (loss)............................   $  (3,599)       $   4,949        $      83              --        $   1,433
                                                =========        =========        =========       =========        =========



                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                          --------------------------------------------------------------
                                                                                                                CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                  ANTEON         GUARANTOR      NON-GUARANTOR        ANTEON
                                                              CORPORATION     SUBSIDIARIES     SUBSIDIARIES      CORPORATION
                                                              -----------     ------------    -------------     ------------
                 (AMOUNTS IN THOUSANDS)

Net income (loss)............................................ $  (3,559)       $   4,949        $      83        $   1,433
Adjustments to reconcile change in net income (loss) to
  net cash provided by operations:
  Extraordinary loss.........................................       772               --               --              772
  Gain on sales of long-term investments.....................    (2,721)              --               --           (2,721)
  Depreciation and amortization..............................       585            1,454               23            2,062
  Amortization of goodwill...................................     2,233               --               --            2,233
  Amortization of noncompetes................................       681               --               --              681
  Amortization of deferred financing.........................       388               --               --              388
  Deferred income taxes......................................       218            1,158                7            1,383
  Minority interest in earnings of subsidiary................        --               23               --               23
  Changes in assets and liabilities, net of acquired
  assets and liabilities.....................................     7,782           (6,035)              81            1,828
                                                              ---------        ---------        ---------        ---------
  Net cash provided by operating activities.................. $   6,339        $   1,549        $     194        $   8,082
                                                              ---------        ---------        ---------        ---------

Cash flows from investing activities:
  Purchases of property and equipment........................ $  (1,981)       $    (879)       $     (41)       $  (2,901)
  Acquisitions, net of cash acquired.........................  (115,203)              --               --         (115,203)
  Proceeds from sale of long-term securities.................    10,582                1               (2)          10,580
  Purchases of long-term investments.........................    (3,040)              --               --           (3,040)
  Other, net.................................................       (30)              --               --              (30)
                                                              ---------        ---------        ---------        ---------
  Net cash used by investing activities...................... $(109,673)       $    (878)       $     (43)       $(110,594)
                                                              ---------        ---------        ---------        ---------
Cash flow from financing activities
  Proceeds from bank notes payable........................... $ 132,043        $      --        $      --        $ 132,043
  Principal payments on bank notes payable...................  (202,442)             (83)              --         (202,525)
  Proceeds of senior subordinated notes payable..............   100,000               --               --          100,000
  Proceeds from term loan facility...........................    60,000               --               --           60,000
  Proceeds from revolving facility...........................   110,500               --               --          110,500
  Principal payments on revolving facility...................  (105,200)              --               --         (105,200)
  Principal payments on Techmatics subnote paybale...........    (4,925)              --               --           (4,925)
  Proceeds from issuance of common stock.....................    22,544               --               --           22,544
  Deferred financing costs...................................    (8,775)                               --           (8,775)
                                                              ---------        ---------        ---------        ---------
  Net cash provided by financing activities.................. $ 103,745        $     (83)       $      --        $ 103,662
                                                              ---------        ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents.........       411              588              151            1,150
Cash and cash equivalents beginning of year..................       154             (233)             235              156
                                                              ---------        ---------        ---------        ---------
Cash and cash equivalents end of year........................ $     565        $     355        $     386        $   1,306
                                                              =========        =========        =========        =========



CONDENSED CONSOLIDATED STATEMENTS OF
  OPERATIONS                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
       (AMOUNTS IN THOUSANDS)                ----------------------------------------------------------

                                                                                           CONSOLIDATED
                                                ANTEON      GUARANTOR     NON-GUARNATOR       ANTEON
                                             CORPORATION   SUBSIDIARIES    SUBSIDIARIES     CORPORATION
                                             -----------   ------------   -------------    ------------
Revenues...................................... $140,985       $ 37,857        $  1,703        $180,545
Cost of revenues..............................  126,968         32,061           1,597         160,626
                                               --------       --------        --------        --------
Gross profit.................................. $ 14,017       $  5,796        $    106        $ 19,919
Total operating expenses......................    8,041          3,708              28          11,777
                                               --------       --------        --------        --------
Operating income (loss)....................... $  5,976       $  2,088        $     78        $  8,142
Interest expense (income) net.................    3,559            (37)            (14)          3,508
Minority interest.............................       --             --              19              19
                                               --------       --------        --------        --------
Income before provision for income taxes...... $  2,417       $  2,125        $     73        $  4,615
Provision for income taxes....................      958            848              28           1,834
                                               --------       --------        --------        --------
Net income.................................... $  1,459       $  1,277        $     45        $  2,781
                                               ========       ========        ========        ========



                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                              --------------------------------------------------------------
                                                                                                                CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                 ANTEON         GUARANTOR      NON-GUARANTOR        ANTEON
                                                              CORPORATION     SUBSIDIARIES     SUBSIDIARIES      CORPORATION
                                                              -----------     ------------    -------------     ------------
                 (AMOUNTS IN THOUSANDS)


Net income...................................................  $   1,459        $   1,277        $      45        $   2,781
Adjustments to reconcile change in net income to net
  cash provided by (used in) operations:
  Depreciation and amortization..............................        575              372               52              999
  Goodwill amortization......................................      1,301               --               --            1,301
  Amortization of noncompete agreements......................        303               --               --              303
  Amortization of deferred financing and contract costs......        494               --               --              494
  Deferred income taxes......................................         --               71               21               92
Changes in assets and liabilities, net of acquired
  assets and liabilities.....................................    (11,668)          (1,449)             347          (12,770)
                                                               ---------        ---------        ---------        ---------
Net cash provided by (used in) operating activities..........  $  (7,536)       $     271        $     465        $  (6,800)
                                                               ---------        ---------        ---------        ---------
Cash flows from investing activities:
  Purchases of property and equipment........................     (1,311)            (229)             (91)          (1,631)
  Acquisition of Techmatics, net of cash.....................    (28,490)              --               --          (28,490)
  Other......................................................        114               --                8              122
                                                               ---------        ---------        ---------        ---------
Net cash used in investing activities........................  $ (29,687)       $    ( 229)      $     (83)       $ (29,999)
                                                               ---------        ---------        ---------        ---------
Cash flow from financing activities:
  Proceeds from bank notes payable...........................  $ 215,904        $      --        $      --        $ 215,904
  Principal payments on bank notes payable...................   (172,099)              --               --         (172,099)
  Proceeds from issuance of common stock.....................         19               --               --               19
  Deferred financing fees....................................       (963)              --               --             (963)
                                                               ---------        ---------        ---------        ---------
Net cash provided by financing activities....................  $  42,861        $      --        $      --        $  42,861
                                                               ---------        ---------        ---------        ---------
Net increase in cash and cash equivalents....................      5,638               42              382            6,062
Cash and cash equivalents beginning of year..................        830             (195)              17              652
                                                               ---------        ---------        ---------        ---------
Cash and cash equivalents end of year........................  $   6,468        $    (153)       $     399        $   6,714
                                                               =========        =========        =========        =========


(7)  DEFERRED COMPENSATION

     In connection with the acquisition of A&T, the Company entered into employment agreements with certain officers of Interactive Media Corporation ("IMC"), a subsidiary of A&T. The agreements require the Company to pay the officers $800,000 of aggregate compensation in the event they continue their employment with IMC for at least eighteen months.

Compensation expense is being accrued over the eighteen month employment period.

(8)  BUSINESS PURCHASE CONSIDERATION PAYABLE

     As part of the agreement for the Techmatics acquisition, the Company is required to pay an earnout to the former shareholders of Techmatics based on the attainment by Techmatics of certain financial performance measures from date of the acquisition (May 29, 1998) through June 30, 1999. As a result of the earnout provisions, the amount earned by Techmatics was $5,500,000 and is payable in April 2000. The earnout was recognized as additional purchase consideration for the Techmatics acquisition, and accordingly, increased goodwill from the combination.

(9)  SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION as of June 30, 1999. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

     Based on its organization, the Company operates in two business segments: the company's government contracting business and IMC's commercial custom training and performance solutions group.

     The Company's chief operating decision maker utilizes both revenue and earnings before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses are allocated to the segments. Allocation of overhead costs to segments are based on measures such as revenue and headcount. General and administrative costs are allocated to segments based on the government-required three-factor formula which uses measures of revenue, labor and net book value of fixed assets.


                                                                 THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                                                           (AMOUNTS IN THOUSANDS)
                                             ------------------------------------------------------------------------------------
                                                        ANTEON        INTERACTIVE MEDIA        ELIMINATIONS         CONSOLIDATED
                                                      ----------      -----------------        ------------         ------------
        Sales to unaffiliated customers               $  119,690              $   6,018            $     -           $  125,708
        Intersegment sales                                     -                    359               (359)                    -
                                             -------------------- ---------------------- ------------------- --------------------
        Total revenues                                $  119,690              $   6,377            $  (359)          $   125,708

        Operating income                              $    4,966              $     589            $      -          $     5,555
            Interest expense, net                        (5,084)                   (35)                   -              (5,119)
            Other income, net                              2,457                      -                   -                2,457
                                             -------------------- ---------------------- ------------------ --------------------
        Income before provision for

            income taxes                              $    2,339              $     554            $      -          $     2,893
                                             ==================== ====================== =================== ====================


                                                                 NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                                                           (AMOUNTS IN THOUSANDS)
                                             ------------------------------------------------------------------------------------
                                                        ANTEON        INTERACTIVE MEDIA        ELIMINATIONS         CONSOLIDATED
                                                      ----------      -----------------        ------------         ------------
        Sales to unaffiliated customers               $  252,297             $   19,020          $        -           $  271,317
        Intersegment sales                                     -                    127               (127)                    -
                                             -------------------- ---------------------- ------------------- --------------------
        Total revenues                                $  252,297             $   19,147         $     (127)           $  271,317
                                             -------------------- ---------------------- ------------------- --------------------

        Operating income                              $   10,555             $    1,648                   -           $   12,203
            Interest expense, net                       (10,582)                   (37)                   -             (10,619)
            Other income, net                              2,440                      -                   -                2,440
                                             -------------------- ---------------------- ------------------- --------------------
        Income before provision for
             income taxes                             $    2,413             $    1,611                   -           $    4,024
                                             ==================== ====================== =================== ====================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward-looking statements are set forth in the paragraphs above that discuss the Company's backlog, liquidity, capital resources, and "Year 2000" conversion. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: the integration of A&T into our business, general economic and business conditions, program funding priorities, changes in Federal government procurement laws, regulations and policies, budget reductions in defense programs, technological changes, delays in the development and acceptance of new commercial products, pricing pressures from competitors and/or customers, our ability to attract and retain qualified personnel, and third party failures to complete the "Year 2000" conversions in a timely manner.

GENERAL

     Anteon is a leading provider of advanced information technology and engineering services principally to a wide range of customers within the U.S. Federal government. The Company serves hundreds of governmental clients through over 40 offices worldwide. The Company has performed work for all 14 Cabinet-level agencies, designing, maintaining and upgrading critical elements of the government's information technology infrastructure, such as emergency response, defense, intelligence, logistics and financial management systems. The Federal government is among the world's largest purchasers of information technology with expected total expenditures in fiscal 1999 in excess of $30 billion. In April 1996 an investor group led by affiliates of Caxton-Iseman Capital, Inc. acquired Ogden Professional Services Corporation (the Predecessor Company), which was renamed Anteon Corporation. Since that acquisition, the Company has implemented a strategy designed to increase revenues through internal growth and acquisitions, improve earnings before interest, taxes, depreciation and amortization, profit margins and improve asset turnover.

     Substantially all of the Company's services and products are provided under long-term government contracts. Anteon's contract base is well diversified and in 1998, the Company performed work on approximately 3,000 task orders under more than 500 contracts for approximately 400 customers. Management estimates that no task order accounted for more than 5% of 1998 revenues. The contracts the Company perform under can be categorized into three primary types: time and materials ("time and materials"), cost-plus fixed fee reimbursement ("cost-plus") and firm fixed price ("fixed price"). Time and materials contracts represented approximately 47% of 1998 revenues. Revenue recognition for time and materials contracts is recorded at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable because of our ability to negotiate rates and manage costs on those contracts. Cost-plus contracts represented approximately 34% of 1998 revenues. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of our costs. Cost-plus contracts provide less risk than other contract types because the Company is reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative charges, and is paid a fixed fee for work performed. Revenues are recognized under fixed price contracts based on the percentage-of-completion method. The Company may be exposed to cost overruns if the Company encounters variances from estimated costs under fixed price contracts. Accordingly, the Company attempts to minimize the number of fixed price contracts, particularly for advanced software development projects. From 1995 - 1998 fixed price contracts have represented only 15% to 20% of revenues, including 19% of 1998 revenues.

     Prices on Federal government contracts are generally set using estimated costs plus a negotiated profit percentage. Under time and materials and fixed price contracts, margins are not limited by law or regulation; however, the Federal government's profit objectives in negotiating time and materials and fixed price contracts seldom provide for operating profits in excess of 15%. Due to competitive pressures, operating profits on time and materials and fixed price contracts are often less than 10%. Under cost-plus contracts, operating profits are statutorily limited to 15% of costs.

         Anteon's costs may be categorized as direct costs such as labor and related fringe costs which are directly attributable to contract performance, and indirect costs such as corporate overhead which are not directly attributable to contract performance. Under our time and materials and cost-plus contracts the Company charges direct costs and an agreed-upon portion of indirect costs to the customer. A key element in the successful bidding and execution of contracts is the control of indirect costs. The Company has developed comprehensive management information and resource management systems in order to increase the productivity of the finance and administrative support areas. As a result of these efforts, the Company's indirect costs have grown at rates much lower than overall revenues.

     In each year a significant portion of the Company's revenues is derived from contract backlog and a significant portion of that backlog represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which the Company is the incumbent provider. Proper management of contracts is critical to the overall financial success of Anteon and the Company believes that it manages costs effectively. This allows the Company to be highly competitive on price. The demonstrated performance record and service excellence have enabled the Company to maintain its position as an incumbent service provider on all major contracts that have been recompeted over the past three years, while increasing backlog from $428 million in 1996 to $2.3 billion at September 30, 1999. These backlog amounts consist of "funded" backlog, which is based upon amounts actually appropriated by a customer for payment of goods and services and "unfunded" backlog which is based upon management's estimates of the future potential of our existing contracts to generate revenues for us.

RESULTS OF OPERATIONS

A summary of comparative results for the nine months ended and the quarters ended September 30, 1999 and September 30, 1998 is as follows:


                           QUARTER ENDED SEPTEMBER 30
                             (amounts in thousands)
-------------------------------------------------------------------------------
                                                                    PERCENTAGE
                                             1999         1998          CHANGE
                                             ----         ----          ------

Revenue                                 $ 125,708     $ 72,349           73.8%

Operating income                        $   5,555     $  3,133           77.3%

Income before provision for income
    taxes                               $   2,893     $  1,356          113.3%

Net income                              $   1,362     $    832           63.7%


                         NINE MONTHS ENDED SEPTEMBER 30
                             (amounts in thousands)
-------------------------------------------------------------------------------
                                                                    PERCENTAGE
                                             1999          1998         CHANGE
                                             ----          ----         ------

Revenue                                 $ 271,317     $ 180,545          50.3%

Operating income                        $  12,203     $   8,142          49.8%

Income before provision for income
    taxes and extraordinary item        $   4,024     $   4,615        (12.8%)

Net income                              $   1,433     $   2,781        (48.5%)


     Revenue increased 73.8% to $125.8 million for the quarter ended September 30, 1999 from $72.3 million for the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, revenue increased 50.3% to $271.3 million from $180.5 million for the nine month period ended September 30, 1998. The increases in revenue were attributable to internal growth in several business units as well as the addition from June 23, 1999 of results of the Company's latest acquisition, A&T. For the quarter ending September 30, 1999, internal growth was 10%. It was driven by increases in both the Company's information technology and engineering services businesses. In addition, A&T provided $46.5 million in revenue during the third quarter of 1999 which was a 13% increase from its third quarter revenues in 1998. July 1999 was the first month in which Anteon included A&T's results. Revenue growth for the nine months ended September 30, 1999 was primarily attributable to nine months of Techmatics revenue versus only four months in 1998 and growth in our engineering services and software products sales. These gains offset a slight decline in our West Coast business resulting from a transition of tasks on our sole source PacZone contracts to the Answer contract which was awarded in December 1998.

     Operating earnings increased 77.3% for the three months ended September 30, 1999 to $5.6 million from $3.1 million for the quarter ended September 30, 1998. Operating earnings as a percentage of revenue (operating margin) increased to 4.4% compared with 4.3% in the prior year comparable quarter. For the nine months ended September 30, 1999, operating earnings increased 49.8% to $12.2 million from $8.1 million the first nine months of 1998. The increased operating earnings for the quarter resulted from growth in the Company's information technology, engineering services and software products sales businesses. In particular, the Company successfully completed a large sale to a government agency during the period. In addition, A&T contributed $2.9 million to earnings with an above average margin during the third quarter. Operating earnings growth for the nine months ended September 30, 1999 versus September 30, 1998 was also attributable to increases in earnings of the engineering services and PAS businesses and the inclusion of Techmatics for a full nine months. In addition, A&T is included from July 1, 1999.

     Interest expense increased for both the nine month and three month periods in 1999 from the comparable periods of 1998 due primarily to the $100 million in 12% senior subordinated notes which we issued in May 1999. In addition, interest expense was amortized for deferred loan and financing fees.

     Other expense net increased in the third quarter of fiscal 1999 primarily due to an increase in amortization of goodwill associated with the acquisition of A&T in June 1999.

     Earnings before income taxes increased 113.3% to $2.9 million in the third quarter of fiscal 1999 from $1.4 million in the third quarter of 1998. In addition to the ongoing operating earnings during the period, the Company also realized a gain on the sale of long term investments. The Company's effective tax rate was 52.9% for the three-month period ended September 30, 1999 compared with 38.6% for the three-month period ended September 30, 1998. The higher effective tax rate in the current quarter was due primarily to an increase in nondeductible amortization of goodwill associated with the Company's acquisitions. Earnings before income taxes for the nine months ended September 30, 1999 decreased 12.8% to $4.0 million from $4.6 million for the nine months ended September 30, 1998. This was due primarily to the increased interest expense for the new senior subordinated notes. Anteon's effective tax rate for the nine months ended September 30, 1999 increased to 52.9% from 38.6% for the first three quarters of 1998.

     Net earnings for the third quarter of 1999 increased 63.7% to $1.4 million from $832,000 in the third quarter of fiscal 1998. The revenue increase, operating margin increase and gains from the sale of long term investments all contributed to the net earnings increase for the third quarter of 1999. For the nine months ended September 30, 1999 net earnings fell 48.5% to $1.4 million from $2.8 million during the nine months ended September 30, 1998. This was primarily attributable to a $7.1 million increase in interest expense for the senior subordinated notes during the second and third quarters of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1999, net cash provided by operating activities was $8.1 million. Contract receivables totaled $112.4 million at September 30, 1999, $68.1 million at September 30, 1998, and represented 38% and 48%, respectively, of total assets at each of those dates.

     For the first three quarters of 1999 net cash used by investing activities was $112.4 million. The primary use of cash during the nine months was for the purchase of A&T in June.

     For the first nine months of 1999 the net cash provided by financing activities was $103.7 million. The primary source of cash from financing activities for the nine months ending September 30, 1999 was approximately $65.3 million from the new bank line credit facility and $100 million in senior subordinated notes. The primary use of cash in the third quarter was for pay down on the company's line of credit.

     The total funds available to the Company under its New Credit Facility as of September 30, 1999 were $63.2 million and are sufficient to meet ongoing working capital requirements for the foreseeable future. Borrowings under the Revolving Credit Facility were $5.3 million as of September 30, 1999.

     As of September 30, 1999 the Company does not have any major capital commitments.

     The Company believes that inflation has not had a material effect on its business.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS No. 133 becomes effective June 15, 2000 and will require the Company to disclose additional information on any hedging activities. The Company is reviewing this standard; however, it is not expected that implementing this Standard will significantly impact the Company.

YEAR 2000

     The Company has completed an assessment of its computer systems and has identified the systems that will be affected by the "Year 2000" issue. The Company has substantially completed a plan for corrective action, including modification or replacement of certain systems such as security and telephones. This includes the Company's personal computers, servers, security systems and facilities. The Company presently believes that, with modifications to existing software and conversions to new software, the "Year 2000" issue will not pose significant operational problems for the Company's computer systems or operations. The total cost of modification and replacement of affected systems has not had a material effect on the Company's financial position or results of operations. Not withstanding the foregoing, there is a risk that the "Year 2000" issue could adversely affect the Company.

     The "Year 2000" issue also creates risk for the Company from unforeseen problems from third parties with whom the Company deals. The Company is in the process of contacting its key suppliers, customers, and other third parties to determine the possible impact on its business. There can be no assurance that their "Year 2000" solutions will be successful. If third parties do not convert their systems in a timely manner, or if other unforeseen problems arise relative to the "Year 2000" issue, there is a risk that this could have a material adverse impact on the Company's ability to conduct its business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ANTEON CORPORATION

Date:   November 12, 1999       /s/Joseph Kampf
                              ---------------------------
                              Joseph Kampf - President and
                                             Chief Executive Officer

Date:   November 12, 1999       /s/Carlton B. Crenshaw
                              ---------------------------
                              Carlton B. Crenshaw - Senior Vice President of
                                                    Finance and Administrative
                                                    and Chief Financial Officer

                  PART II. OTHER INFORMATION REQUIRED IN REPORT

ITEM 1.  LEGAL PROCEEDINGS

         NONE.

ITEM 2.  CHANGES IN SECURITIES

         NONE.

ITEM 3.  DEFAULTS UPON SENIOR SUBORDINATED SECURITIES

         NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

ITEM 5.  OTHER INFORMATION

         NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS

               27.1     FINANCIAL DATA SCHEDULE

         B. REPORTS ON FORM 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                  EXHIBIT INDEX


Exhibit Number             Description of Documents

     27                    Financial Data Schedules

                           -   For quarter ended September 30, 1999