Form 10-K
period 1999-12-31
ANTEON CORP
filed 2000-03-31
CIK 1090709

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           (MARK ONE)

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                        COMMISSION FILE NUMBER: 333-84835
                             -----------------------
                               ANTEON CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                VIRGINIA                                         54-1023915
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

           3211 JERMANTOWN ROAD                                   22030-2801
                                                                 (ZIP CODE)

            FAIRFAX, VIRGINIA
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 246-0200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

NAME OF EACH EXCHANGE ON WHICH REGISTERED:   N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

                             -----------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES /X/   NO / /

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

================================================================================

                           FORWARD-LOOKING STATEMENTS

        This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future projects, developments and business strategies.

        These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, and may also include references to assumptions. These statements are contained in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and other sections of this Form 10-K.

        Such forward-looking statements include, but are not limited to:

        o    funded backlog;

        o our expectations regarding the Federal government's downsizing and increased reliance on outsourcing of services; and

        o our financial condition and liquidity, as well as future cash flows and earnings.

        Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

        o the continuing integration of Analysis & Technology, Inc. without disruption to our other business activities;

        o    changes in general economic and business conditions;

        o changes in Federal government procurement laws, regulations and policies;

        o the number and type of contracts and task orders awarded to the Company;

        o    technological changes;

        o    the ability to attract and retain qualified personnel;

        o    changes in Federal government procurement budgets;

        o    industry capacity;

        o    competition; and

        o    our ability to retain our contracts during any rebidding process.

        If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Anteon Corporation and its subsidiaries ("Anteon" or the "Company") are a leading provider of advanced information technology and engineering systems and services. Anteon Corporation was founded in 1977 and is incorporated in the Commonwealth of Virginia. It has developed over a 22-year period the expertise and capabilities to deliver a broad range of technology solutions. It primarily serves hundreds of governmental clients, principally within the U.S. Federal government, from 39 offices worldwide. Anteon has performed work for the U.S. Congress and all 14 Cabinet-level government agencies, designing, maintaining and upgrading critical systems such as defense, intelligence, emergency response, logistics support and financial management systems.

        The Company's corporate office is located in Fairfax, Virginia. It presently employs approximately 3,900 full-time employees in the United States, England, Germany, Canada, Australia and Korea.

SERVICES AND PRODUCTS

        The Company primarily provides services and products to the Federal Government. The Federal government is among the world's largest purchasers of information technology. Due to projected increased Federal government outsourcing, the amount of information technology services procured from contractors is expected to increase by approximately 6.9% per annum from 1999 to 2002. The Company believes that the emphasis of the Federal government on downsizing and budget constraints for large new projects will continue to result in the increased use of technology to enhance productivity with expenditures focused on upgrading existing equipment and systems, including many that we designed and are currently supporting.

ANTEON DIVISIONS

        The Company has organized itself into a number of operating divisions (three of which are operated as subsidiaries). The following is a brief description of each of the Company's divisions.

A&T

        Analysis & Technology Inc. ("A&T"), which was acquired by the Company in 1999, provides its services through two operating divisions (one of which is a subsidiary), the Engineering/Information Technology ("E/IT") division and Interactive Media Corp. The following is a brief description of each of A&T's divisions and examples of some of the projects and programs A&T has performed for its government customers. The E/IT division consists of three groups, the Systems Technology Group, the Engineering Technology Group and the Information Technology Group, which are primarily organized according to functional capabilities and customer focus. The Systems Technology Group provides expertise in undersea warfare through full end-to-end services, including requirements definition, combat system engineering, test and evaluation, production and support. The Engineering Technology Group and the Information Technology Group each provide technical expertise in key technology areas such as ship signature modeling, signal processing, smart product modeling, and development of tactical decision aids.

        The E/IT division's Systems Technology Group has provided the full spectrum of engineering and analytical services primarily to the Naval Undersea Warfare Center for more than three decades. Over the years, its customer focus has been expanded to include U.S. Navy Systems and Operations commands. The Systems Technology Group has leveraged its naval C4ISR experience into other branches of the armed forces. The Systems Technology Group has the capability to provide end-to-end services to meet customer requirements including (1) requirements definition; (2) systems engineering and integration; (3) testing and evaluation; and (4) support. For example, the Systems Technology Group provides a wide array of support for the Combat System for the New Attack Submarine ("NSSN"), the next generation of attack submarine. Other important contracts are with the Fleet Technical Support Center and the Naval Research Laboratory's Stennis Space Center. In addition, the division is developing prototype communication software in support of the U.S. Navy's IT-21 initiative that will incorporate commercial off-the-shelf ("COTS") technology to speed solution to the fleet.

        The E/IT division's Engineering Technology Group strategically combines ship design and engineering and combat systems engineering expertise with acquisition and program management support services to further the Company's strategy of positioning itself as a provider of end-to-end services for technology solutions. This combination of services allows the Company to use the knowledge gained from the day-to-day management of high profile U.S. Navy programs to capture high-end ship design and engineering and combat systems engineering work. An example of the work of the Engineering Technology Group is the service it provides to Office of Naval Research Technology Transfer and PEBB Programs. The Technology Transfer program's goal is to transition technology developed in U.S. Navy research and development programs to the fleet and to private industry. The objective of the PEBB program is to reduce new ship construction costs as well as maintenance costs by providing a smart multifunction device that interfaces between the ship's machinery, systems and power supply. To facilitate this, the Company's machinery research and development engineers are designing and developing a new class of programmable electronic power modules for shipboard power control and conversion. This includes providing engineering support from requirements definition to design, development, prototyping and device fabrication and installation. The Engineering Technology Group performs high level theoretical and applied research to reduce various signatures in combatant ships for Naval Surface Warfare Center ("NSWC").

        The E/IT division's Information Technology Group specializes in developing tactical decision aids primarily for the U.S. Navy. Its capabilities include (1) software development, (2) telecommunications/networking, (3) database systems, (4) COTS product integration,

(5) training, (6) simulation and (7) modeling and data fusion. The Information Technology Group helps customers improve the capability, responsiveness, and reliability of their systems through advanced network architectures and user friendly software platforms. The Company is providing COTS solutions to develop a high-technology graphical user interface ("GUI") for the Advanced Systems Technology Office of NAVSEA. The Company was also selected by the Naval Research Laboratory to perform research and development on the METOC database, a system that reduces event-triggered human decision errors. The METOC system was selected by NATO as the standard for the Allied forces' environmental analysis systems.

        Interactive Media Corp. ("IMC"), a subsidiary and division of A&T, provides custom training and performance solutions across all major computer platforms and delivery systems. IMC has established positions in telecommunications and financial services as well as in the rapidly growing web-based training market. IMC has many years of consulting, performance improvement and training services experience. Since 1990, IMC's personnel have developed thousands of hours of interactive media courseware. IMC's computer programmers and consultants use web-based delivery systems and multimedia technology, including computer generated graphics, animation, full motion video and high fidelity audio to develop training solutions that are both educational and expedient to the end user. The unit's multimedia technologies are platform and tool independent, allowing them to be easily integrated into any company's computer environment.

FEDERAL INFORMATION TECHNOLOGY GROUP

        The Federal Information Technology Group focuses on providing information technology services to the U.S. Army, U.S. Air Force, Defense Finance and Accounting Service, Federal Emergency Management Agency ("FEMA"), Bureau of Indian Affairs and selected additional government and commercial organizations. The division provides system integration and full end-to-end information technology services. The division provides its services through multiple contract vehicles including GSA Schedule, GSA CAPZONE, GSA ANSWER and Department of Transportation ITOP.

        The Federal Information Technology Group developed for FEMA the National Emergency Management Information System ("NEMIS"). NEMIS is an enterprise-wide Oracle-based client/server management information system that connects several thousand desktop and mobile terminals/handsets and provides FEMA with a fully mobile, nationwide response and disaster management system. The Federal Information Technology Group continues to provide support and maintenance to NEMIS system and we believe there may be significant opportunities to sell similar systems to individual states and foreign governments.

        Another example of the group's work is the U.S. Air Force Cargo Movement Operations System ("CMOS") project, which began as a systems development and integration contract and has evolved into an end-to-end support relationship. The Company has been supporting CMOS since 1989 when it started to develop this mission critical system for the U.S. Air Force to automate cargo movement operations. CMOS is one of the largest open systems within the Department of Defense, and the first standard Air Force client server application to be installed at air bases worldwide. The CMOS project involved full systems development, end-to-end support, integration of COTS systems and custom developed software, configuration management, maintenance implementation, and training. As a result of the Company's performance on CMOS, the Company has been awarded the Transportation Coordination Automated Information Movement Systems ("TC-AIMS") contract through the Department of Transportation ITOP II contract. TC-AIMS uses the CMOS system as a model to develop a transportation and deployment management system that will coordinate critical logistics requirements throughout the Department of Defense.

TECHMATICS

        Techmatics, Inc. ("Techmatics") was acquired by the Company in 1998. Techmatics' client base is predominantly the U.S. Navy and includes approximately 30 customers or agencies within the U.S. Navy. Projects on which Techmatics is engaged include the Ballistic Missile Defense Program, the Cruise Missile Defense Program, the Ship Self Defense Program and the Navy Theater Air Defense program. Techmatics was also recently selected to provide systems engineering support for the next generation destroyer, the new attack submarine and the aircraft carrier programs.

        Techmatics also supports all aspects of the U.S. Navy AEGIS Program, including ship design, construction and maintenance; AEGIS Combat System engineering and testing; and the engineering and introduction of a Theater Ballistic Missile Defense capability in AEGIS.

VECTOR DATA

        Vector Data Systems, Inc. ("Vector Data") was acquired by the Company in 1997 and provides systems engineering including what is known in the defense industry as command, control, computers, communications, intelligence, surveillance and reconnaissance (C4ISR) services to national and international defense organizations. Vector Data provides services and support worldwide for NATO and other coalition warfare, strategic and tactical communications, imagery exploitation and mission rehearsal from the beginning stages of a program through its entire life. The division's client base includes, among others, the U.S. Department of Defense, NATO and the U.K. Ministry of Defense. Vector Data's support of C4ISR systems such as Linked Operations/Intelligence Centers Europe ("LOCE") has been critical in providing a common structure and set of standards that allow for the rapid distribution and exchange of tailored intelligence data to support coalition operations in peace, crisis and war. Vector Data supports the LOCE program by providing software and hardware maintenance, communications engineering, formal classroom and on-site training, and hardware/software configuration management, and provides responsive, on-site daily customer service from the U.S., Italy, U.K., and Germany. Vector Data is in its third contract on this project and is currently the sole-source provider.

ENTERPRISE SOLUTIONS AND SERVICES GROUP

        The Enterprise Solutions and Services Group is a multifunctional division which includes four groups: the Dayton Operation, the Product Applications and Services Operation, the Business Development Group and the Proposal Development Group. The Dayton Operation conducts materials science research and development efforts and covers the spectrum of basic research and exploratory and advanced development efforts for the Air Force's Research Laboratory including helping to design, build and operate the largest continuous wave gas laser in the United States, located at Wright Patterson Air Force Base. The Product Applications and Services Operation sells a wide variety of products, such as Oracle's latest database and applications software, and maintenance and other services and training to the Federal government through Anteon's GSA Schedule contract. The Business Development Group is responsible for generating new business for Anteon and the Proposal Development Group is responsible for preparing new proposals for all of Anteon's operating groups.

GSA PROGRAMS GROUP

        The GSA Programs Group provides information technology services to a wide variety of customers in the western U.S. through one or more of its GSA contracts or GSA Schedules. The Company's client base includes, among others, the U.S. Navy, Army Corps of Engineers, Air Force, the Environmental Protection Agency, the GSA and Department of Interior. An example of the type of services provided by the GSA Programs Group is the engineering and information technology support provided to the U.S. Navy's Site Characterization and Analysis Penetrometer System ("SCAPS") since 1994. The SCAPS is an innovative technology developed by the Naval Command, Control and Ocean Surveillance Center-Research and Development. Geologists use SCAPS to rapidly characterize subsurface conditions at sites for real-time data processing of on-site evaluations.

CONTRACTS

GOVERNMENT BIDDING OVERVIEW

        There are several different processes through which a Federal government agency will solicit bids. The following is a summary of the typical bidding process which government contractors such as the Company encounter. If a Federal government agency has a requirement, such as the upgrade of a management information system, the agency makes a brief announcement of its requirements in the COMMERCE BUSINESS DAILY or on a government electronic bulletin board to which contractors like the Company have access. Interested contractors then submit packages expressing their interest and highlighting their qualifications. The agency responds to those contractors it deems preliminarily qualified by providing them with a request for a proposal ("RFP") or similar solicitation. The RFP is an extensive document describing the desired services and terms and conditions that will form the final agency contract. The RFP includes a statement of the criteria according to which bids will be evaluated (usually focusing on price, past performance and quality of technical/management plan). Bidders then submit proposals in response to the RFP. The agency evaluates all the proposals and announces the winner. This process can take up to a year.

        The competitive process for a multiple award contract procurement is similar to that described above, except that the government awards multiple contracts to a selected group of contractors, rather than a single contract. Federal agencies desiring to procure goods and services through a particular multi-agency contract such as GSA ANSWER, will request the servicing agency (for example, GSA) to initiate a limited competition among the selected awardees, resulting in the issuance of a task order to a single contractor. A task order calls for a specific set of services to be delivered by the contractor to a particular client agency. Competition for task orders among initial awardees can be intense and often focuses on price, because the initial awardees are already qualified to supply the service through the initial award of the government contract vehicle. However, the Company's experience has been that after winning a task order and effectively providing the requested services, it will typically receive successive task orders from the same agency for follow-on services. The Company's experience has also been that the key factors in bidding successfully for these Federal government contracts are technical capabilities, past performance, competitive prices and reputation.

TYPES OF CONTRACT VEHICLES

        The Federal information technology procurement environment has changed dramatically in recent years. Federal government agencies traditionally procured information technology solutions through agency-specific contracts awarded to a single contractor or contractor team. Several statutory and regulatory changes have significantly altered Federal government procurement practices. The number of procurement "vehicles" available to Federal government customers to satisfy their requirements has increased dramatically in recent years. Federal government agencies are now more likely to use flexible contract vehicles that permit multiple sources to compete for specific orders. The Company believes these trends are likely to continue.

        IDIQ ("Indefinite Delivery Indefinite Quantity") contracts are essentially umbrella contracts that set forth the basic terms and conditions under which the Federal government may order goods and services from one, and in some cases, more than one, contractor. Such contracts will also specify the labor and other costing rates that will apply to services that may be the subject of task orders under those contracts. IDIQ contracts may be awarded to a single contractor, or to multiple contractors. Multiple-award IDIQ contracts are increasingly being used for large-scale Federal government purchases of services and/or integrated systems that may include a significant service or maintenance component, along with the provision of computer hardware and software. The periods of performance for IDIQ contracts usually span a base year and a number of option years. IDIQ contracts do not obligate the Federal government to purchase goods or services at the maximum levels set forth in the contract.

        Federal government agencies also frequently purchase information technology services and products through other contract vehicles such as GSA Schedules. GSA awards such indefinite quantity fixed price contracts to companies for stated periods of time through which individual agencies may place orders, receive shipments and make payments directly to contractors. In order for a company to provide services under a GSA contract, the company must be pre-qualified and selected by the GSA. In the information technology service sector the three ratings criteria employed by the GSA for pre-qualification are technical skills, price and a history of excellence in government contract administration. The Company and certain of its divisions have GSA Schedule contracts.

        The changed environment presents suppliers such as the Company with a number of challenges. For example, a substantial amount of marketing must be done after winning the initial contract in order to win subsequent delivery and task orders. The Company's experience has been that the changed environment for government contractors has on balance been highly favorable to suppliers such as the Company that have a wide range of technological capabilities, are very focused on cost control and have a high degree of sophistication and experience in government contracting. First, these more flexible forms of contract vehicles provide for very sizable revenue generation opportunities. Some of the Company's IDIQ contracts potentially involve billions of dollars of revenues for awardees. Second, these vehicles permit the Company to market its services to a much wider range of customers than was possible under more traditional contracting vehicles. Third, the current environment tends to favor entities that have the size and technological breadth to offer a variety of services because the umbrellas provide for broader opportunities. Finally, the Company has found that this environment encourages building longer term and stable supplier/customer relationships because there are often a number of contract vehicles under which Federal agencies may be able to direct work to preferred contractors. This tends to lessen the risks to customer and supplier of going through recompetes in order to continue to transact business, and provides a reward for suppliers such as the Company that establish a reputation for quality and integrity.

CONTRACT PAYMENT TYPES

        The contract vehicles described above employ various payment methodologies. Contracts are typically referred to as time and materials contracts, cost-plus contracts and fixed-price contracts. Each of these contract payment types is described below.

 TIME AND MATERIALS CONTRACTS

        Some of the Company's largest contracts are negotiated on the basis of time and materials. Under this type of contract, a contractor is paid a fixed hourly rate for direct labor hours expended. Labor costs, overhead and profit are included in the fixed hourly rate. Materials, subcontractors and other direct costs are reimbursed at actual cost-plus general and administrative expenses and, in some instances, an agreed-upon percentage of profit. A contractor makes critical pricing assumptions when proposing fixed labor rates for a time and materials contract and risks loss of profitability on time and materials contracts if its actual costs exceed assumed costs made.

COST-PLUS CONTRACTS

        Cost-plus contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed "fee," which is essentially the profit negotiated between the contractor and the contracting agency. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance. The fee is either fixed at the time of award (fixed-fee), earned at a fixed hourly rate as hours of service are provided (hourly-fee), or is awarded based on performance, at the sole discretion of the Government (award-fee). The majority of the Company's cost-reimbursement contracts are either cost-plus-fixed-fee or cost-plus-hourly-fee contracts. The contracts may either require completion of defined tasks or delivery of a specific number of hours of service. The current trend continues to be to contracts of the latter type. The total of the cost and the fee cannot exceed the ceiling set forth in the contract. If a contracted task has not been completed or the specific number of hours of service have not been delivered at the time the authorized cost is expended, the Company may be required to complete the work and will be reimbursed for the additional costs but will not receive an additional fee or the fee may be prorated proportionately to the number of hours actually provided. To date, the impact of such revisions has not been material.

FIXED PRICE CONTRACTS

        Under fixed price contracts, a contractor agrees to perform specified work for a fixed-price and, accordingly, there is greater risk of performing on the contract.

        The following table gives the approximate percentages of the Company's revenues realized from the three basic contract types during the periods indicated for its continuing operations:

                                 FISCAL YEARS ENDED DECEMBER 31,

CONTRACT TYPE                    1997          1998       1999
-------------                    ----          ----       ----

Cost-Reimbursement                23%          34%         37%

Time-and-Materials                61%          47%         38%

Fixed-Price                       16%          19%         25%
                             ----------------------------------------
Total Company                     100%        100%         100%

        Revenue under cost-reimbursement, time-and-materials, and fixed-price contracts, including applicable fee or profit, are recognized concurrently with costs incurred thereunder. Certain amounts not yet billed to customers are included in recognized revenues and in contract receivables on the balance sheet.

FEDERAL GOVERNMENT RECEIVABLES

        Almost all of the Company's accounts receivable are derived from Federal government agencies. An account receivable from a Federal government agency enjoys the overall credit worthiness of the Federal government, even though each such agency is a separate agency with its own budget. Pursuant to the Prompt Payment Act, payments from government agencies must be made within 30 days of final invoice or interest must be paid. However, changes in Federal government contracting policies could directly affect the Company's financial performance, and its continued performance under government agency contracts, or the award of additional contracts from these agencies, could be materially adversely affected by spending reductions or budget cutbacks at these agencies. Also, Federal government prime contracts typically span one or more base years and one or more option years, often covering more than half of the contract's potential duration. Federal government agencies generally have the right not to exercise these option periods and to terminate their contracts on short notice, with or without cause. Further, all Federal government contracts are subject to protest by competitors.

REGULATION

        The passage of the Information Technology Management Reform Act ("ITMRA") in late 1996 resulted in major changes in Federal government procurement rules governing the acquisition of information technology goods and services. The ITMRA changed the government's process for procuring information technology by (1) placing increased attention on the cost-effectiveness of information technology, return on investment and performance and (2) allocating to individual agencies authority and accountability for information technology budgets. These trends are expected to result in increased interagency coordination and sharing of expense and fewer proprietary or single agency solution systems. Suppliers such as the Company benefit from these trends. As a result of the ITMRA, multiple-award IDIQ government-wide contracts are the preferred vehicle for procuring information technology. Accordingly, contractors have a decreased need for large-scale investment in bid and proposal activities and an increased need to commit marketing resources to identify and capture tasks under existing contracts.

        Federal government contracts are subject to the Federal Acquisition Regulations ("FAR") and other agency FAR supplements. Major contracts are also subject to the Truth in Negotiations Act ("TIN Act") and Cost Accounting Standards ("CAS"). Among other procurement regulations, the FAR contains the cost principles for setting contract prices while the TIN Act requires us to provide current, accurate and complete cost or pricing data in connection with the negotiation of a contract. CAS requires consistency of accounting practices over time and compliance with specific cost accounting criteria.

        To the extent that a company fails to comply with procurement requirements, the Federal government may adjust contract prices. Additionally, changes in cost accounting practice are subject to a required procedure for negotiation of the cost of the change. The Federal government is protected from paying increased costs resulting from accounting changes.

        The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"), which can result in adjustments to contract costs and fees as well as penalties and interest costs. The Government retains a portion of the fee earned by the Company until contract completion and audit by the DCAA. Audits of the Company by DCAA have been completed for all fiscal years through 1996 without material adjustments. In the opinion of management, the audits for fiscal years 1997, 1998 and 1999 will not result in adjustments having a material adverse effect on the Company's financial position or Results of Operations. However, no assurances can be given that future material adjustments will not be required.

BACKLOG

        The Company's total backlog represents the aggregate contract revenue remaining to be earned by the Company at a given time over the life of its contracts. When more than one company is awarded contracts for a given work requirement, the Company includes in total backlog its estimate of the contract revenue it expects to earn over the remaining life of the contract. Funded backlog consists of the aggregate revenue remaining to be earned at a given time under (a) contracts for which funding has been contractually committed to the Company in writing by a procuring Government agency, and (b) contracts with non-Government customers. Unfunded backlog is the difference between total backlog and funded backlog.

        The Company, like most of its competitors, possess a substantial backlog of several hundred contracts that provide potential multi-year revenues. Most of the contracts are operational over a one to ten-year period. In the past, the Company has generally been successful in substantially expanding the scope and size of our principal contracts. The Company's estimated total contract backlog as of December 31, 1999 was $2.3 billion with an additional $533 million of bids outstanding and over $1 billion of identified bid opportunities. As of December 31, 1999 and 1998, funded backlog was $207 million and $101 million, respectively.

CUSTOMERS

        The Company is one of a select group of qualified suppliers of information technology services to the Federal government. Domestically, the Company services more than 60 agencies, bureaus and divisions of the U.S. Federal government, Cabinet-level agencies and all branches of the military services, which customers provide approximately 93% of the Company's aggregate revenues. State and local governments, international clients and the commercial sector provide the remaining 7%. In particular, the Company has an established track record of providing quality services to the U.S. Navy. The Company maintains contracts with approximately 30 different U.S. Navy organizations. These organizations independently contract for our services and generated, after giving pro forma effect to the acquisition of A&T, approximately 48% of the Company's 1999 revenues. The GSA, the Environmental Protection Agency and FEMA are Anteon and its subsidiaries largest civil government customers.

        Approximately 60% of IMC's revenues were generated from commercial customers. These customers include FORTUNE 500 companies primarily in telecommunications, financial services and information technology. IMC has developed training systems for companies such as MCI Worldcom, Ameritech, GTE, Royal Bank of Canada, National City Bank, SmithKline Beecham and Merck.

COMPETITION

        The Federal information technology and engineering services industries are comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with a major presence throughout the Federal government. Because of the diverse requirements of Federal government clients and the highly competitive nature of large Federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members on the basis of their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity. The Company frequently competes against the well-known firms in the industry as a prime contractor. Obtaining a position as either a prime contractor or subcontractor on large government-wide contracting vehicles is only the first step to ensuring a secure competitive position. Competition then takes place at the task order level, where knowledge of the client and its procurement requirements and environment are key to winning the business.

EMPLOYEES

        The Company employs approximately 3,900 personnel. None of the Company's employees is represented by collective bargaining agreements. Management believes its relationship with its employees is good.

ITEM 2. PROPERTIES

        The Company's headquarters are located in leased facilities in Fairfax, Virginia. The Company also leases approximately 768,602 square feet of office, shop and warehouse space in 75 facilities across the United States, Canada, United Kingdom, South Korea and Australia. The

Company owns A&T's headquarters building in North Stonington, Connecticut, which occupies 60,330 square feet of office space. The Company also owns office and shop space in New London, Connecticut and Butler, Pennsylvania. It presently subleases to tenants approximately 23,000 square feet of its Butler office space and 20,000 square feet of its New London office space.

A summary of the Company's principal leases over 5,000 square feet is as follows:


LOCATION                                         SQUARE FOOTAGE        LEASE EXPIRATION
--------                                         --------------        ----------------
Fairfax, Va.           Jermantown Road               111,865               6/30/10

Crystal City, Va.      Jefferson Davis Hwy.          74,350                7/31/02

Chesapeake, Va.        Crossways Boulevard           48,000                2/28/03

Middletown, R.I.       One Corporate Place           45,130                6/30/04

Arlington, Va.         Jefferson Davis Hwy.          33,958                9/30/03

Montgomery, Ala.       E. Gunter Park Road           19,320                2/28/01

Rockville, Md.         Tower Oaks Boulevard          19,164               12/31/01

McLean, Va.            Jones Bridge Road             15,779               10/31/01

San Diego, Ca.         Mission Valley Road           15,023                5/14/00

Dayton, Oh.            Wright Point 2                10,665                3/31/04

Walnut Creek, Ca.      Growers Square                8,531                12/31/01

Virginia Beach, Va.    Greenwich Commons             7,754                 5/31/04

Newington, Va.         Cinderbed Road                7,634                 9/30/03

Las Vegas, NV          S. Maryland Parkway           7,473                 1/27/05

The Company believes its facilities and equipment are in good condition and adequate for its current business needs. The Company has not experienced, and does not anticipate experiencing, any difficulty in obtaining satisfactory facilities. For additional information on the Company's leases and rental expenses see Note 12(a) of "Notes to Consolidated Financial Statements" on page 23 of the Company's 1999 Annual Report.

ITEM 3. LEGAL PROCEEDINGS

        Neither Anteon nor A&T is involved in any material legal proceedings except for ordinary routine litigation incidental to its business which is not otherwise material to its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data has been derived from
(1) in the case of the Company, its audited consolidated financial statements as of and for the years ended December 31, 1999, 1998 and 1997 and as of December 31, 1996 and for the period from April 1, 1996 to December 31, 1996 and (2) in the case of our predecessor company, Ogden Professional Services Corporation (the "Predecessor Company"), its audited consolidated financial statements for the period from January 1, 1996 to March 31, 1996 and the year ended December 31, 1995. The following selected consolidated financial data as of December 31, 1995 of its Predecessor Company is derived from unaudited consolidated financial statements. Each of the audited consolidated financial statements of the Company and the Predecessor Company have been audited by KPMG LLP, independent certified public accountants. These results are not necessarily indicative of the results that may be expected for a complete year or for any future period and are not comparable to the prior period as a result of business acquisitions consummated in 1997, 1998 and 1999. Results of operations of these acquired businesses are included in the Company's consolidated financial statements for the periods subsequent to the respective dates of acquisition. This data should be read in conjunction with "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements of the Company, together with the respective notes thereto.

                                     PREDECESSOR COMPANY                                  COMPANY
                                     -------------------                                  -------
                                                PERIOD FROM        PERIOD FROM
                                    YEAR         JANUARY 1,         APRIL 1,
                                    ENDED           1996              1996 TO
                                 DECEMBER 31,   TO MARCH 31,       DECEMBER 31,                       YEAR ENDED
                                 ------------   ------------       ------------                       DECEMBER 31,
                                    1995            1996              1996               1997            1998               1999
                                    ----            ----              ----               ----            -----              ----
                                   (DOLLARS IN THOUSANDS)                               (DOLLARS IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues..................       $ 108,504      $  32,046           $ 109,780        $ 176,292        $ 249,776       $  400,850
Costs of revenues.........         101,084         29,218             100,426          159,539          221,588          353,245
                                   --------      --------           ---------         --------       ----------         --------
Gross profit..............           7,420          2,828               9,354           16,753           28,188           47,605
General and
  administrative expenses.           6,489          2,071               4,616            8,061           15,286           25,610
Amortization of
  non-compete agreements..               -             -                1,714            2,286              530              909
Goodwill amortization.....               -             -                  346              742            1,814            3,440
Costs of acquisitions ....               -             -                    -              584              115            2,316
                                   --------      --------            ---------        --------       ----------         --------
Operating income (loss)...             931            757                2,678           5,080           10,443           15,330
Gains on sales of
  investments and other                  -              -                    -               -                -            2,585
  income

Interest expense, net.....             105              -                1,455           2,365            5,597           16,042
Minority interest in
  earnings of subsidiaries              -               -                    -              13               25               40
                                 --------         --------           ---------        --------       ----------         --------
Income (loss) before
  provision for income
  taxes and                          826              757               1,223            2,702            4,821            1,833
  extraordinary loss......
Income tax expense                   330              303                 416            1,063            2,353            1,543
  (benefit)...............
                                --------         --------            ---------        --------        ----------        --------
Net income (loss) before
  extraordinary loss.......         $496             $454                $807           $1,639           $2,468             $290
Extraordinaryloss, net of
  tax.....................             -                -                   -                -                -              463
                                 --------         --------           ---------        --------        ----------        --------
Net income (loss).........           496             454                  807            1,639             2,468            (173)
                                 ========        =========           =========        ========        ==========        ========


                                     PREDECESSOR COMPANY                                  COMPANY
                                     -------------------                                  -------
                                                PERIOD FROM        PERIOD FROM
                                    YEAR         JANUARY 1,         APRIL 1,
                                    ENDED           1996              1996 TO
                                 DECEMBER 31,   TO MARCH 31,       DECEMBER 31,                       YEAR ENDED
                                 ------------   ------------       ------------                       DECEMBER 31,
                                    1995            1996              1996               1997            1998               1999
                                    ----            ----              ----               ----            -----              ----
                                   (DOLLARS IN THOUSANDS)                               (DOLLARS IN THOUSANDS)
OTHER DATA:
EBITDA(a).................        $2,039        $1,143               $5,800             $9,583           $15,988         $26,425
EBITDA margin.............          1.9%          3.6%                 5.3%               5.4%              6.4%            6.6%
Cash flow from (used in)

  operating activities....      $(8,119)        $2,224               $7,519            $14,094          $(8,340)         $11,565
Capital expenditures......         1,195           211                  376                817             2,089           4,761
Ratio of earnings to
  fixed charges...........          1.8x          4.5x                 1.6x               1.8x              1.6x            1.1x
BALANCE SHEET DATA (AS
  OF DECEMBER 31):

Current assets............       $36,591                            $42,394            $35,744           $73,556        $117,600
Working capital...........        23,859                             23,397             11,767            34,161          48,219
Total assets..............        40,697                             59,599             68,572           143,168         285,176
Net debt .................             -                             19,486             23,448            73,573         178,083

(a) EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is presented because we believe that it is a widely accepted supplemental indicator of an entity's ability to incur and service debt. However, EBITDA should not be considered by an investor as an alternative to net income or operating income as an indicator of our operating performance or cash flow from operations, or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

A summary of comparative results for the years ended December 31, 1999 and 1998 is as follows:

                           Twelve Months Ended December 31, 1999 and 1998
                                       (amounts in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                                  Percentage
                                                                                              increase/decrease
                                                                                            from December 31, 1998
                                                    1999                  1998               to December 31, 1999
                                              -----------------     ------------------     ------------------------
Revenue                                       $    400,850          $    249,776                    60.5%

Operating income                                    15,330                10,443                    46.8%

Income before provision for
income taxes and extraordinary                       1,833                 4,821                   (62.0%)
loss

Net income (loss)                             $       (173)         $      2,468                  (107.0%)

A summary of comparative results for the years ended December 31, 1998 and 1997 is as follows:


                                Twelve Months Ended December 31, 1998 and 1997
                                             (amounts in thousands)
------------------------------------------------------------------------------------------------------
                                                                                      Percentage
                                                                                    increase/decrease
                                                                                 from December 31, 1997
                                       1998                   1997                to December 31, 1998
                                   --------------        --------------           --------------------
Revenue                            $     249,776          $     176,292                    41.7%

Operating income                          10,443                  5,080                   105.6%

Income before provision for
income taxes and extraordinary             4,821                  2,702                    78.4%
item

Net income                         $       2,468          $      1,639                    50.6%

1999 COMPARED WITH 1998

REVENUES

        Revenues increased by $151.1 million to $400.9 million for the year ended December 31, 1999, or 60.5%, from $249.8 million in 1998. The increase was due to both internal growth and growth through acquisitions. Internal revenue growth was primarily attributable to increased revenues in Enterprise Solutions and Services, Federal Information and Technology and Vector Data. These gains were offset by a decline in the West Coast business which resulted from a transition of tasks from the sole source Paczone contracts to the new Answer contract which was awarded in December 1998. Growth from acquisitions was due to the inclusion of a full year of Techmatics revenue of an additional $39.0 million ($88.6 million for twelve months). In addition, A&T contributed $92.9 million in revenue for the period July through December.

        Total backlog increased during 1999 from $1.2 billion at January 1, 1999 to $2.3 billion at December 31, 1999. Of this amount, funded backlog increased from $101 to $207 million. Of the total increase, $713 million was due to the acquisition of A&T and $383 million was generated internally through both new contract awards and the Company's ability to maintain its position as incumbent service provider on 100% of its major contracts.

COSTS OF REVENUES

        Costs of revenues increased by $131.7 million for the year ended December 31, 1999 or 59.4%, to $353.2 million from $221.6 million in 1998. As a percentage of revenues, costs of revenues decreased to 88.1% in 1999 from 88.7% in 1998. The improvement in gross margins was attributable to improved absorption of indirect overhead expenses and higher gross profit margins at Techmatics and Vector Data.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses increased from $15.3 million in 1998 to $25.6 million in 1999, a difference of $10.3 million or 67.3%. As a percentage of revenues, general and administrative expenses increased to 6.4% in 1999 from 6.1% in 1998. General and administrative expenses consist of corporate management, finance and administration, marketing and contract functions. The increase in general and administrative expense was attributable primarily to the addition of $9.2 million of general and administrative expenses related to the acquisition of A&T in 1999 and the expansion of the Company's personnel and management to meet the increasing demands of its expanding business. Generally, a significant portion of these costs is reimbursable under the Company's contracts.

OPERATING INCOME

        For the twelve months ended December 31, 1999, operating income increased by $4.9 million, or 46.8%, to $15.3 million, from $10.4 million in fiscal year 1998. As a percentage of revenues, operating income decreased from 4.2% in 1998 to 3.8% in 1999. Acquisition-related severance and costs associated with other potential acquisitions of $2.3 million accounted for 0.6% of the margin decline. The $15.3 million in 1999 earnings includes $4.3 million associated with six months of A&T operations.

        Net interest expense increased by $10.4 to $16.0 million in 1999 from $5.6 million in 1998. This increase was principally due to the $100 million of 12% senior subordinated notes, which were issued in May 1999. Interest expense on the notes was $7.5 million for fiscal year 1999. In addition, the Company expensed $0.7 million of bridge financing and $0.7 million of deferred loan and financing fees associated with the purchase of A&T, and $0.8 million interest on the Techmatics shareholder notes and non-compete agreements.

        Earnings before income taxes for the twelve months ended December 31, 1999 decreased 62.0% to $1.8 million from $4.8 million for the twelve months ended December 31, 1998. This was due primarily to the increased interest expense for the new senior subordinated notes. Anteon's effective tax rate for the twelve months ended December 31, 1999 increased to 84.2% from 48.8% for 1998. The higher effective tax rate in fiscal 1999 was due primarily to an increase in non-deductible amortization of goodwill.

        For the twelve months ended December 31, 1999 net earnings fell 107.0% to $(.2) million from $2.5 million during the twelve months ended December 31, 1998. This was primarily attributable to a $7.5 million increase in net interest expense for the senior subordinated notes.

1998 Compared with 1997

REVENUES

        Revenues increased by $73.5 million or 41.7% to $249.8 million in 1998 from $176.3 million in 1997 due to internal growth and acquisitions. The Company's internal growth (I.E., excluding acquisitions) of 13.5%, or $23.9 million, was primarily driven by increased licensing revenues from the Product Applications and Services Group of the Enterprise Solutions and Services Group and increased revenues under the TC-AIMS contract. Techmatics generated $49.6 million in revenues subsequent to its acquisition on May 29, 1998. The full year impact from the acquisition of Techmatics increased the Company's pro forma revenues to $282.5 million. The Company also significantly increased its contract backlog by winning several major awards in late 1998, including the $25 billion GSA ANSWER contract and the $10 billion Department of Transportation ITOP II contract. Backlog increased during 1998 from $341 million at January 1, 1998 to $1.2 billion at December 31, 1998, $119.2 million. Funded backlog increased from $99.7 million at December 31, 1997 to $129.7 million. This was attributable to new contract awards and $230 million of which was attributable to the acquisition of Techmatics and the remainder of which was attributable to the Company's ability to maintain its position as an incumbent service provider on 100% of its major contracts that have been recompeted.

 COSTS OF REVENUES

        Costs of revenues increased by $62.1 million or 38.9% to $221.6 million in 1998 from $159.5 million in 1997. As a percentage of revenues, costs of revenues decreased to 88.7% in 1998 from 90.5% in 1997. The improvement in gross margins was attributable to improved reimbursement for indirect overhead expenses, higher gross profit margins of Techmatics and improved profitability of the Product Applications and Services Group.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses increased by $7.2 million or 88.9% from $15.3 million in 1998 from $8.1 million in 1997. As a percentage of revenues, general and administrative expenses increased to 6.1% in 1998 from 4.6% in 1997. General and administrative expenses consist of corporate management, finance and administration, marketing and contract functions. The increase in general and administrative expense was attributable primarily to the addition of $3.1 million of overhead expenses of Techmatics in 1998 and the expansion of the Company's personnel and management to meet the increasing demands of its expanding business. Generally, a significant portion of these costs is reimbursable under the Company's contracts. Additionally, general and administrative expenses were increased by a $0.7 million write-off of unamortized contract start-up costs incurred by our Predecessor Company relating to contracts that were awarded in 1995.

 OPERATING INCOME

        Operating income increased by $5.3 million or 105.6% to $10.4 million in 1998 from $5.1 million in 1997. As a percentage of revenues, operating income improved by 44.8% to 4.2% in 1998 from 2.9% in 1997.

        Net interest expense increased to $5.6 million in 1998 from $2.4 million in 1997 principally due to increased debt incurred to acquire Techmatics.

        Income before taxes increased 77.8% to $4.8 million in 1998 from $2.7 million in 1997. The Company's effective tax rate increased to 48.8% in 1998 from 39.3% in 1997 principally due to the non-deductibility of goodwill generated by the Company's acquisition of Vector Data. After-tax income increased 56.3% to $2.5 million in 1998 from $1.6 million in 1997. The large increase in revenue and operating earnings offset in part by the increase in interest expense and tax rate, contributed to this increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

        For the twelve months ended December 31, 1999, net cash provided by operating activities was $11.6 million. Contract receivables totaled $107.4 million at December 31, 1999, $68.1 million at December 31, 1998, and represented 37.7% and 47.6%, respectively, of total assets at each of those dates.

        For the fiscal year 1999, net cash used by investing activities was $111.7 million. The primary use of cash during the twelve months was for the purchase of A&T in June 1999.

        For the fiscal year 1999, the net cash provided by financing activities was $101.0 million. The primary source of cash from financing activities for the twelve months ending December 31, 1999 was approximately $208.7 million from the bank line credit facility and $100 million in senior subordinated notes. The primary use of cash in the third quarter was for pay down of $205.8 million on the company's line of credit.

        The total funds available to the Company under its New Credit Facility as of December 31, 1999 were $30.1 million, which management believes are sufficient to meet ongoing working capital requirements for the next twelve months. Borrowings under the Revolving Credit Facility were $2.9 million as of December 31, 1999.

        As of December 31, 1999 the Company does not have any major capital commitments.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The company has a degree of interest rate exposure on its long-term obligations. While the interest rate on its senior subordinated notes is fixed at 12%, interest on both the term and revolving facilities are affected by changes in the market interest rates. The Company manages these fluctuations through interest rate swaps that are currently in place and focusing on reducing the amount of outstanding debt through cash flow. In addition, the Company has implemented a cash flow management plan focusing on billing and collecting receivables to pay down debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA RISK

        Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth in the "Consolidated Financial Statements" and notes and the exhibits to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS IF THE REGISTRANT

The directors and executive officers of Anteon and their respective ages as of the date of this filing are as follows:

                          NAME                        AGE              POSITION HELD

             Frederick J. Iseman...................... 47    Chairman of the Board and Director

             Joseph M. Kampf.......................... 54    President, Chief Executive Officer and Director

             Joseph Maurelli.......................... 58    Executive Vice President, Office of the
                                                             President



             Thomas M. Cogburn........................ 56    Executive Vice President and Chief Operating
                                                             Officer and Director

             Carlton B. Crenshaw...................... 55    Senior Vice President, Chief Financial and
                                                             Administrative Officer

             Seymour L. Moskowitz..................... 67    Senior Vice President

             Mark Heilman............................. 51    Senior Vice President Corporate Development

             Curtis L. Schehr......................... 41    Vice President, General Counsel and Secretary

             Vincent J. Kiernan....................... 41    Vice President, Controller

             Gilbert F. Decker........................ 62    Director

             Robert A. Ferris......................... 57    Director

             Dr. Paul Kaminski........................ 57    Director

             Steven M. Lefkowitz...................... 35    Director

        FREDERICK J. ISEMAN has served as Chairman of Anteon Corporation since its formation in April 1996. Mr. Iseman is Chairman and President of Caxton-Iseman Capital, Inc. (a private investment firm) which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Inc., Mr. Iseman founded Hambro-Iseman Capital Partners (a merchant banking firm) in 1990. From 1988 to 1990, Mr. Iseman was a member of Hambro International Venture Fund. Mr. Iseman is a director of the following companies: Leisure Link Holdings, Metropolitan T.L.C. Holdings, Inc. and the Advisory Board of Duke Street Capital. He is a former director of: Cremascoli Ortho S.A., Franklin Hotel and Investments, Ltd., Framleydove Ltd. (Glass's Information Services), Golden Valley LLC, Magnavox Electronic Systems Corporation Holdings, Inc., Electronic Distribution Acquisition Company (Deanco), Geowaste, Inc. and Hambro America, Inc. (the U.S. subsidiary of Hambros PLC). Mr. Iseman received a B.A. from Yale University in 1975.

        JOSEPH M. KAMPF has served as Anteon's President and Chief Executive Officer and a director since April 1996. From January 1994 to 1996, Mr. Kampf was a Senior Partner of Avenac Corporation, a consulting firm providing advice in change management, strategic planning, corporate finance, and mergers and acquisitions to middle market companies. From 1990 through 1993, Mr. Kampf served as Executive Vice President of Vitro Corporation, a wholly owned subsidiary of The Penn Central Corporation. Prior to his position as Executive Vice President of Vitro Corporation, Mr. Kampf served as the Senior Vice President of Vitro Corporation's parent company, Penn Central Federal Systems Company, and as Chief Liaison Officer for the group with The Penn Central Corporation. Between 1982 and 1986, Mr. Kampf was Vice President of Adena

Corporation, an oil and gas exploration and development company. Mr. Kampf received a B.A. from the University of North Carolina in 1966.

        JOSEPH MAURELLI has served as a director of Anteon since July 1998. Mr. Maurelli currently serves as theExecutive Vice President, Office of the President. Mr. Maurelli joined Techmatics as a Vice President in 1983, and became President and Chief Executive Officer of Techmatics in January 1984. From 1967 to 1983, Mr. Maurelli was a senior civilian professional for the U.S. Navy Department. He has written numerous technical articles and is an active member of the American Society of Naval Engineers and the U.S. Navy League and currently serves on the Board of Directors of the Professional Services Council and the Virginia Opera. Mr. Maurelli received a B.S. from the State University of New York in 1963 and an M.S. from George Washington University in 1971.

        THOMAS M. COGBURN has served as Executive Vice President and Chief Operating Officer and a director since April 1996. From 1992 to 1996, he served in the same capacity at Ogden Professional Services Corporation, the predecessor company to Anteon. From 1988 to 1992, Mr. Cogburn served as Vice President of the Information System Support Division of CACI International, Inc. Mr. Cogburn's experience also includes 21 years in information systems design, operation, program management, and policy formulation for the U.S. Air Force. Mr. Cogburn received a B.B.A. from the University of Texas in 1965 and an M.B.A from Arizona State University in 1971.

        CARLTON B. CRENSHAW has served as Anteon's Senior Vice President, Chief Financial and Administrative Officer since July 1996. From 1989 to 1996, Mr. Crenshaw served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Orbital Sciences Corporation (a commercial technology company). He served in a similar capacity with Software AG Systems, Inc. from 1985 to 1989. From 1971 to 1985, Mr. Crenshaw progressed from financial analyst to Vice President of Strategic Planning for the Sperry Univac division and was Treasurer for Sperry Corporation. Mr. Crenshaw received a B.B.A. from Southern Methodist University in 1966 and an M.B.A. from New York University in 1971.

        SEYMOUR L. MOSKOWITZ served as a consultant to Anteon beginning in April 1996 and became Anteon's Senior Vice President in March 1997, and is responsible for strategic planning with an emphasis on current and future technologies. Prior to joining Anteon, Mr. Moskowitz served as Senior Vice President of Technology at Vitro Corporation from 1985 to 1994, where he was responsible for the development and acquisition of technologies and management of Research and Development personnel and laboratory resources. Prior thereto, Mr. Moskowitz served as Director of Research and Development for Curtiss-Wright Corporation. Mr. Moskowitz received a B.S. from the City College of New York in 1954.

        MARK HEILMAN has served as Anteon's Senior Vice President for Corporate Development since October 1998. From 1991 to 1998, Mr. Heilman was a partner and principal of CSP Associates, Inc., where he specialized in strategic planning and mergers and acquisition support for the aerospace, defense and information technology sectors. From 1987 to 1991, Mr. Heilman was Vice President and an Executive Director of Ford Aerospace and Communications Corporation. Mr. Heilman received a B.A. from the University of Iowa in 1970.

        CURTIS L. SCHEHR has served as Anteon's Vice President, General Counsel and Secretary since October 1996. From 1991 to 1996, Mr. Schehr served as Associate General Counsel at Vitro Corporation. During 1990, Mr. Schehr served as Legal Counsel at Information Systems and Networks Corporation. Prior to 1990, Mr. Schehr served for six years in several legal and contract oriented positions at Westinghouse Electric Corporation (Defense Group). Mr. Schehr received a B.A. from Lehigh University in 1980 and a J.D. from George Washington University in 1984.

        VINCENT J. KIERNAN has served as Anteon's Vice President and Controller since October 1998. From July 1995 to September 1998 he was a Managing Director at KPMG Peat Marwick where he provided cost and pricing control reviews, claim analysis, accounting/contract management and general consulting services to a wide array of clients including both government contractors and commercial enterprises. From 1989 to 1995 Mr. Kiernan was a Director for Coopers & Lybrand. From 1985 to 1989 he was a consultant with Peterson & Co. Consulting. From 1980 to 1984 Mr. Kiernan was a Contract Representative for a large subsidiary of Figgie International. Mr. Kiernan is a Certified Management Accountant and a member of the Institute of Management Accountants. He received his B.S. from Wake Forest University and his M.B.A from the College of William and Mary.

        GILBERT F. DECKER has served as a director of Anteon since June 1997. He joined Walt Disney Imagineering in May 1999. From April 1994 to May 1997, Mr. Decker served as the Assistant Secretary of the U.S. Army for Research, Development and Acquisition. As Assistant Secretary, Mr. Decker led the Army's acquisition and procurement reform efforts, with an emphasis on eliminating excessive government requirements throughout the acquisition process. He also served as the Army Acquisition Executive, the Senior Procurement Executive, the Science Advisor to the Secretary and the Senior Research and Development official for the Army. From 1983 to 1989, Mr. Decker was on the Army Science Board and served as Chairman from March 1987 until the end of his appointment. In the private sector, Mr. Decker has served as President and Chief Executive Officer of three technology companies, including Penn Central Federal Systems Company. Mr. Decker received a B.S. from Johns Hopkins University in 1958 and an M.S. from Stanford University in 1967.

        ROBERT A. FERRIS has served as a director of Anteon since April 1996. From 1998, Mr. Ferris has been a Managing Director of Caxton-Iseman Capital, Inc. (a private investment firm). From 1981 to 1998, Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm). Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris currently is a director of Clayton Group, Inc. and Newell Manufacturing Corporation, as well as several other privately owned corporations. Mr. Ferris received a B.A. from Boston College in 1963, and a J.D. from Fordham University Law School in 1966.

        DR. PAUL KAMINSKI has served as a director of Anteon since June 1997. From 1994 to May 1997, Dr. Kaminski served as the Under Secretary of Defense for Acquisition and Technology. In this position, Dr. Kaminski was responsible for all matters, relating to Department of Defense acquisition, including research and development, procurement, acquisition reform, dual-use technology and the defense technology and industrial base. Prior to 1994, he served as Chairman of a technology oriented investment banking and consulting firm. Dr. Kaminski also served as Chairman of the Defense Science Board and as a consultant and advisor to many government agencies. Mr. Kaminski received a B.S. from the Air Force Academy in Colorado in 1964, two M.A. degrees from the Massachusetts Institute of Technology in 1966 and a Ph.D. from Stanford University in 1971.

        STEVEN M. LEFKOWITZ has served as a director of Anteon since April 1996. Mr. Lefkowitz has been a principal of Caxton-Iseman Capital Inc. (a private investment firm) since 1993. From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company (a private investment firm) and served in several positions including Vice President and as a Partner of Mancuso Equity Partners. Mr. Lefkowitz received a B.A. from Northwestern University in 1986 and an M.B.A. from J.L. Kellogg Graduate School of Management in 1987.

BOARD OF DIRECTORS

        There are currently eight members of the Board of Directors of Anteon.

COMPENSATION OF DIRECTORS

        Some directors of Anteon who are not employees of Anteon are paid an annual retainer. In 1999, each of Messrs. Ferris and Kaminski received a retainer of $17,750 and Mr. Decker received a retainer of $16,750. Each director of Anteon is compensated for expenses incurred in connection with serving as a member of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

        The following table describes the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers of Anteon whose individual compensation exceeded $100,000 during the fiscal years ended December 31, 1999 and December 31, 1998 for services rendered in all capacities tothe Company. The persons listed in the table below are referred to as the "Named Executive Officers."

                                                       ANNUAL COMPENSATION
                                                                                                               NUMBER OF SHARES
                                                                                                               UNDERLYING STOCK
                                                                                                                   OPTIONS
                                                                                                                   -------
                                                                                             OTHER                 LONG-TERM
NAME AND PRINCIPAL POSITION                                 SALARY                           ANNUAL              COMPENSATION
                                           YEAR                            BONUS         COMPENSATION (1)           AWARDS
                                           ----                            -----         ----------------           ------

Joseph M. Kampf..........................   1999           $360,000        $240,000               --                   -
President and Chief Executive Officer       1998            235,566         200,000                                    -

Joseph Maurelli..........................   1999            287,768         128,597               --                   -
Executive Vice President,                   1998            287,768          78,000                                    -
Office of the President

Thomas M. Cogburn........................   1999            195,315         100,000               --                   -
Executive Vice President and                1998            176,341          82,500                                5,000
Chief Operating Officer

Carlton B. Crenshaw......................   1999            192,935         100,000               --                   -
Senior Vice President, Chief                1998            183,495          92,750                                    -
Financial and Administrative Officer




Mark Heilman.............................   1999            180,000          75,000               --                   -
Senior Vice President, Corporate            1998            175,011          50,000                                    -
Development

----------------------
(1) No Named Executive Officer received Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of salary and bonus reported from him in the two preceding columns.

        The following table sets forth certain information regarding options granted during fiscal 1999 to each of the Named Executive Officers under Anteon's Amended and Restated Omnibus Stock Option Plan:

                              OPTION GRANTS IN 1999

                                                                                                POTENTIAL REALIZABLE VALUE
                           NUMBER OF             INDIVIDUAL GRANTS                              AT ASSUMED ANNUAL RATES OF
                             SHARES     -------------------------------------                    STOCK PRICE APPRECIATION
                           UNDERLYING       % OF TOTAL           EXERCISE OR                        FOR OPTION TERM (1)
                            OPTIONS     OPTIONS GRANTED TO           BASE         EXPIRATION    --------------------------
NAME                        GRANTED      EMPLOYEES IN 1998     PRICE PER SHARE        DATE          5%              10%
----                       ----------   ------------------     ---------------    ----------    ----------       ---------
Joseph M. Kampf                  -                     -           $       -              -     $        -       $       -
Thomas M. Cogburn                -                     -                   -              -              -               -
Joseph Maurelli                  -                     -                   -              -              -               -
Carlton B. Crenshaw              -                     -                   -              -              -               -
Mark Heilman                 10,000                    -               41.98       12/03/04        116,000         256,300

(1) The indicated dollar amounts are the result of calculations based on the exercise price of the options and assume five and ten percent appreciation rates and, therefore, are not intended to forecast possible future appreciation, if any, of Anteon's stock price.

(2) Represents options granted under Anteon's Amended and Restated Omnibus Stock Option Plan.

        The following table sets forth certain information with respect to options held at the end of fiscal 1999 by each of the Named Executive Officers:

                       AGGREGATED OPTION EXERCISES IN 1999
                        AND FISCAL YEAR-END OPTION VALUES

                                                                        INDIVIDUAL GRANTS
                                                     ---------------------------------------------------------
                                                         NUMBER OF SHARES
                                                            UNDERLYING               VALUE OF UNEXERCISED
                         SHARES                         UNEXERCISED OPTIONS               IN-THE-MONEY
                       ACQUIRED ON       VALUE          AT DECEMBER 31, 1999      OPTIONS AT DECEMBER 31, 1999
NAME                   EXERCISE(S)     REALIZED(S)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
----                   -----------     -----------   -------------------------    ----------------------------
Joseph M. Kampf             -               -              17,423/11,617               $409,267/$613,883
Joseph Maurelli             -               -               3,000/12,000                 14,040/56,160
Thomas M. Cogburn           -               -               1,000/4,000                   4,680/18,720
Carlton B. Crenshaw         -               -               8,411/5,608                 197,535/296,355



Mark Heilman                -               -               5,000/30,000                 23,400/93,600


-----------

(1) Based on the difference between the latest estimated per share value calculation on December 3, 1999 for Anteon's common stock, which was $41.98 per share, and the option exercise price. The above valuations may not reflect the actual value of unexercised options, as the value of unexercised options will fluctuate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth, as of March 30, 1999, the number of shares of common stock beneficially owned by each of the 5% stockholders of Anteon, each of its directors, the Named Executive Officers and all directors and executive officers as a group.

                                            NUMBER OF SHARES
                                               OF COMMON         PERCENTAGE OF
                                            STOCK OF ANTEON     TOTAL SHARES OF
                                              BENEFICIALLY       COMMON STOCK
                                                OWNED(A)           OF ANTEON
                                                --------           ---------

Azimuth Technologies, Inc. (b)                 3,551,972             99.8%
Frederick J. Iseman (b)                        3,551,972              99.8
Gilbert F. Decker (c)                              4,000                 *
Dr. Paul Kaminski (c)                              4,000                 *
Joseph M. Kampf (d)                               17,423                 *
Carlton B. Crenshaw (e)                            8,411                 *
Seymour L. Moskowitz (f)                          26,436                 *
All Directors and Executive Officers as a                             99.8
  Group(g)

-----------
*       Denotes beneficial ownership of less than 1%.

(a)     Determined in accordance with Rule 13d-3 under the Exchange Act.

(b) By virtue of Mr. Frederick Iseman's indirect control of Azimuth Technologies, Inc. ("Azimuth") through Azimuth Technologies, LP ("Azimuth LP"), the limited partners of which include affiliates of Caxton-Iseman Capital, Mr. Steven Lefkowitz and Mr. Robert Ferris. Mr. Frederick Iseman has sole voting and dispositive power over 3,551,972 shares of Anteon common stock and may be deemed to be the beneficial owner thereof. Mr. Frederick Iseman's address is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York 10021.

(c) Includes 4,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2000. Does not include 2,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date.

(d) Includes 17,423 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2000. Does not include 11,617 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date.

(e) Includes 8,411 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2000. Does not include 5,607 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date.

(f) Includes 26,436 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2000. Does not include 28,625 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date.

(g) Includes 40,645 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2000. Does not include 87,075 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CAXTON-ISEMAN ARRANGEMENT

        Anteon's management and an investor group organized by Caxton-Iseman Capital Inc. ("Caxton-Iseman Capital"), through Azimuth, acquired in April 1996 all of the outstanding capital stock of our Predecessor Company, a wholly-owned subsidiary of Ogden Technology Services Corporation and indirectly a wholly-owned subsidiary of Ogden Corporation.

        Azimuth obtained the funds required for the acquisition of our Predecessor Company by issuing subordinated debt and common stock to Azimuth Technologies, L.P. and to certain directors and executive officers of Anteon. The limited partners of Azimuth LP include, among others, affiliates of Caxton-Iseman Capital, Mr. Steven Lefkowitz, Mr. Robert Ferris and a number of business associates of Caxton-Iseman Capital. The sole general partner of Azimuth LP is Georgica (Azimuth Technologies), L.P., the sole general partner of which is a corporation solely owned by Mr. Frederick Iseman. As a result, Mr. Frederick Iseman controls Azimuth LP, Azimuth and Anteon.

        Since April 1997, Anteon has been party to an arrangement (the "Caxton-Iseman Capital Arrangement") with Caxton-Iseman Capital, an affiliate of Anteon and an affiliate and advisor to the Company's parent, Azimuth Technologies, Inc. The terms of the Caxton-Iseman Capital Arrangement are that Caxton-Iseman Capital will monitor and assist the activities of Anteon in accordance with, and subject to the investment objectives and guidelines established by Anteon.

Effective June 1, 1999, the Company entered into an arrangement with Caxton-Iseman Capital whereby the Company is required to pay management fees to Caxton-Iseman Capital. Prior to the completion of the acquisition of A&T, the annual management fee was $500,000 and covered the period beginning January 1, 1999. As part of the A&T acquisition Caxton-Iseman was paid $1.1 million for acquisition advisory services. Caxton-Iseman provided $22.5 million in equity contribution as part of the June 23, 1999 purchase of A&T. For periods subsequent to the acquisition of A&T, the annual management fee is $1 million. Pursuant to this arrangement, during the year ended December 31, 1999 and 1998, the Company incurred $750,000 and $400,000, respectively, of management fees with Caxton-Iseman Capital, Inc. No such fees were incurred in 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                Page Number
                                                                                  in 1999
                                                                               Annual Report
                                                                               -------------
(a) 1      Financial Statements

           Independent Auditors' Report                                               F-1

           Consolidated   Balance  Sheets  as  of  December  31,  1999  and           F-2
           1998

           Consolidated  Statements  of  Operations  for Each of the  Years
           in the Three-Year Period Ended December 31, 1999                           F-3

           Consolidated  Statements  of  Stockholders'  Equity  for Each of
           the Years in the Three-Year Period Ended December 31, 1999                 F-4

           Consolidated  Statements  of Cash  Flows  for Each of the  Years
           in the Three-Year Period Ended December 31, 1999                           F-5

           Notes to Consolidated Financial Statements                               F-6-F-30

(a) 2.     Financial Statement Schedules

           Independent Auditors' Report                                               S-1

           Valuation and Qualifying Accounts                                          S-2


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Anteon Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Anteon Corporation (a majority-owned subsidiary of Azimuth Technologies, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Anteon Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                      KPMG LLP

McLean, Virginia
February 23, 2000

                       ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998
                        (in thousands except share data)

                             ASSETS                                   1999           1998
                                                                    ---------      ---------
Current assets:
  Cash and cash equivalents                                         $   1,061            156
  Accounts receivable, net                                            107,446         68,053
  Income tax receivable                                                 2,082          2,138
  Prepaid expenses and other current assets                             4,746          3,209
  Deferred tax assets, net                                              2,265             --
                                                                    ---------      ---------
          Total current assets                                        117,600         73,556

Due from parent                                                         7,525          6,625
Property and equipment, at cost, net of accumulated
  Depreciation and amortization of $6,089 and $2,940                   19,953          4,537
Goodwill, net of accumulated amortization of $6,342 and $2,909        130,563         50,036
Investments                                                                --          5,973
Other assets, net                                                       9,535          2,441
                                                                    ---------      ---------
          Total assets                                              $ 285,176        143,168
                                                                    =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $  18,211         12,582
  Accrued expenses                                                     35,625         23,338
  Subordinated notes payable, current portion                           8,840            967
  Business purchase consideration payable                               5,500             --
  Deferred tax liabilities, net                                            --          1,542
  Other current liabilities                                             1,205            966
                                                                    ---------      ---------
          Total current liabilities                                    69,381         39,395

Term Loan                                                              60,000             --
Revolving Facility                                                      2,900             --
Bank notes payable                                                         --         70,400
Senior subordinated notes payable                                     100,000             --
Subordinated notes payable, less current portion                           --          8,335
Noncurrent deferred tax liabilities, net                                4,921            311
Other long term liabilities                                             1,681            985
                                                                    ---------      ---------
          Total liabilities                                           238,883        119,426
                                                                    ---------      ---------

Minority interest in subsidiaries                                         625             37

Stockholders' equity:
   Common stock, $0.05 par value, 4,415,460 shares authorized,
     3,558,992 and 2,975,009 shares issued and outstanding as
        of December 31, 1999 and 1998, respectively                       178            149
   Treasury stock, at cost, 200  shares as of December 31, 1999            (5)            --
   Additional paid-in capital                                          40,759         18,243
   Accumulated other comprehensive income (loss)                           (5)           399
   Retained earnings                                                    4,741          4,914
                                                                    ---------      ---------
          Total stockholders' equity                                   45,668         23,705
                                                                    ---------      ---------
          Total liabilities and stockholders' equity                $ 285,176        143,168
                                                                    =========      =========

See accompanying notes to consolidated financial statements

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                     1999           1998          1997
                                                   ---------      ---------     ---------
Revenues                                           $ 400,850        249,776       176,292
Costs of revenues                                    353,245        221,588       159,539
                                                   ---------      ---------     ---------
          Gross profit                                47,605         28,188        16,753
                                                   ---------      ---------     ---------

Operating Expenses:
   General and administrative expenses,
     excluding acquisition-related costs below        25,610         15,286         8,061
   Amortization of noncompete agreements                 909            530         2,286
   Goodwill amortization                               3,440          1,814           742
   Costs of acquisitions/acquisition-
      related severance costs                          2,316            115           584
                                                   ---------      ---------     ---------
         Total operating expenses                     32,275         17,745        11,673
                                                   ---------      ---------     ---------

          Operating income                            15,330         10,443         5,080

Gains on sales of investments and other, net          (2,585)            --            --
Interest expense, net of interest income
   of $814, $136, and $48                             16,042          5,597         2,365
Minority interest in earnings of
   subsidiaries                                           40             25            13
                                                   ---------      ---------     ---------

Income before provision for income taxes
    and extraordinary loss                             1,833          4,821         2,702

Provision for income taxes                             1,543          2,353         1,063
                                                   ---------      ---------     ---------

Income before extraordinary loss                         290          2,468         1,639

Extraordinary loss, net of tax                           463             --            --
                                                   ---------      ---------     ---------

          Net income (loss)                        $    (173)         2,468         1,639
                                                   =========      =========     =========

See accompanying notes to consolidated financial statements.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997

                        (in thousands except share data)

                                                                                           ACCUMULATED
                                     COMMON STOCK        TREASURY STOCK       ADDITIONAL     OTHER                       TOTAL
                                 --------------------  --------------------    PAID-IN    COMPREHENSIVE    RETAINED   STOCKHOLDERS'
                                  SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL    INCOME (LOSS)    EARNINGS      EQUITY
                                 ---------  ---------  ---------  ---------   ---------     ---------      ---------    ---------
Balance, December 31, 1996       2,973,269  $     149         --  $      --      18,221            --            807       19,177

Net income                              --         --         --         --          --            --          1,639        1,639
                                 ---------  ---------  ---------  ---------   ---------     ---------      ---------    ---------

Balance, December 31, 1997       2,973,269        149         --         --      18,221            --          2,446       20,816

Exercise of stock options            1,740         --         --         --          22            --             --           22
Unrealized gains on investments         --         --         --         --          --           392             --          392
Foreign currency translation            --         --         --         --          --             7             --            7
Net income                              --         --         --         --          --            --          2,468        2,468
                                 ---------  ---------  ---------  ---------   ---------     ---------      ---------    ---------
Comprehensive income                    --         --         --         --          --           399          2,468        2,867
                                 ---------  ---------  ---------  ---------   ---------     ---------      ---------    ---------

Balance, December 31, 1998       2,975,009        149         --         --      18,243           399          4,914       23,705

Exercise of stock options            5,280         --         --         --          45            --             --           45
Purchase of treasury stock              --        200         (5)        --          --            --             (5)
Sales of investments                    --         --         --         --          --          (392)            --         (392)
Sale of common stock               578,703         29         --         --      22,471            --             --       22,500
Foreign currency translation            --         --         --         --          --           (12)            --          (12)
Net loss                                --         --         --         --          --            --           (173)        (173)
                                 ---------  ---------  ---------  ---------   ---------     ---------      ---------    ---------
Comprehensive income (loss)             --         --         --         --          --          (404)          (173)        (577)
                                 ---------  ---------  ---------  ---------   ---------     ---------      ---------    ---------
Balance, December 31, 1999       3,558,992  $     178        200  $      (5)     40,759            (5)         4,741       45,668
                                 =========  =========  =========  =========   =========     =========      =========    =========

See accompanying notes to consolidated financial statements.

                     ANTEON CORPORATION AND SUBSIDIARIES (a
            majority-owned subsidiary of Azimuth Technologies, Inc.)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                 (in thousands)

                                                                   1999           1998           1997
                                                                 ---------      ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                             $    (173)         2,468          1,639
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:

      Extraordinary loss                                               772             --             --
      Gain on sales of investments                                  (2,881)            --             --
      Depreciation and amortization of property and
        equipment                                                    3,623          1,837            895
      Goodwill amortization                                          3,440          1,814            742
      Amortization of noncompete agreements                            909            530          2,286
      Amortization of deferred financing and contract costs            692          1,420          1,209
      Inventory obsolescence reserve                                    --            500             --
      Loss (gain) on disposals of property and equipment               (67)            --             21
      Deferred income taxes                                          3,578          2,501           (943)
      Minority interest in earnings (losses) of subsidiaries            40             25            (13)
      Changes in assets and liabilities, net of acquired
        assets and liabilities:
        (Increase) decrease in accounts receivable                 (10,650)       (15,559)        10,086
        (Increase) decrease in income tax receivable                    55         (2,138)            --
        Decrease (increase) in inventory                                --          2,259         (2,759)
        Increase in due from parent                                   (900)          (730)          (531)
        (Increase) decrease in prepaid expenses and
          other current assets                                       2,645         (2,088)          (518)
        Decrease in other assets                                     1,822            556            414
        Increase (decrease) in accounts payable and
          accrued expenses                                           8,695         (2,230)         1,566
        (Decrease) increase in other liabilities                       (35)           495             --
                                                                 ---------      ---------      ---------
          Net cash provided by (used for)
            operating activities                                    11,565         (8,340)        14,094
                                                                 ---------      ---------      ---------

Cash flows from investing activities:
   Purchases of property and equipment                              (4,761)        (2,089)          (817)
   Acquisition of Vector Data Systems, net of cash acquired            224             --        (17,239)
   Acquisition of Techmatics, net of  cash acquired                   (115)       (27,612)            --
   Acquisition of Analysis & Technologies, Inc.,
     net of cash acquired                                         (115,471)            --             --
   Proceeds from sales of investments                               11,491             --             --
   Purchases of investments                                         (3,040)        (5,574)            --
   Other, net                                                           --           (113)            --
                                                                 ---------      ---------      ---------
          Net cash used in investing activities                   (111,672)       (35,388)       (18,056)
                                                                 ---------      ---------      ---------

Cash flows from financing activities:
   Proceeds from bank notes payable                                132,043        278,500        199,300
   Principal payments on bank notes payable                       (202,443)      (232,200)      (194,800)
   Principal payments on Techmatics obligations                     (4,925)        (2,075)            --
   Proceeds from issuance of common stock                           22,545             22             --
   Deferred financing costs                                         (8,930)        (1,015)            --
   Proceeds from Term Loan                                          60,000             --             --
   Proceeds from Revolving Facility                                208,700             --             --
   Payments on Revolving Facility                                 (205,800)            --             --
   Payments on subordinated notes payable                             (173)            --             --
   Proceeds from senior subordinated notes payable                 100,000             --             --
   Purchase of treasury stock                                           (5)            --             --
                                                                 ---------      ---------      ---------
          Net cash provided by financing activities                101,012         43,232          4,500
                                                                 ---------      ---------      ---------
          Net increase (decrease) in cash and
            cash equivalents                                           905           (496)           538

Cash and cash equivalents, beginning of period                         156            652            114
                                                                 ---------      ---------      ---------
Cash and cash equivalents, end of period                         $   1,061            156            652
                                                                 =========      =========      =========

                                   (continued)

                     ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                Consolidated Statements of Cash Flows, continued

                  Years ended December 31, 1999, 1998 and 1997

                                                       1999        1998        1997
                                                      -------     -------     -------
Supplemental disclosure of cash flow
   information (in thousands):
     Interest paid                                    $14,969       5,721       1,684
     Income taxes paid                                    213       1,784       1,154
                                                      =======     =======     =======

Supplemental disclosure of noncash investing and financing activities:

     During 1999, the Company received $224,000 in amounts previously held in escrow by the former owners of Vector Data Systems (note 3) in conjunction with the purchase of Vector by the Company. The amounts received by the Company were recorded as a reduction of goodwill from the purchase business combination.

     In 1999, in connection with the Techmatics acquisition (note 3), the former shareholders of Techmatics earned additional consideration from Anteon of $5,500,000 based on the results of its operations for the fiscal year ended June 30, 1999. The additional consideration paid by the Company was recorded as an increase to goodwill.

     In May 1998, the Company assumed $10 million of subordinated notes payable discounted as of the date of the Techmatics acquisition to approximately $8,880,000. The Company assumed $4 million of future income tax obligations of the former shareholders of Techmatics discounted to approximately $3,762,000 as of the date of acquisition. In addition, the Company entered into two-year noncompete agreements valued at $2,850,000 with certain executives of Techmatics discounted to approximately $2,654,000 as of the date of acquisition.

     As of September 30, 1998, the Company reached a settlement on the arbitration proceedings related to the purchase of the Company from Ogden Professional Services Corporation (note 1). The reduction of $4,850,000 of the consideration paid for the Company was recognized as a reduction of the Ogden debt at the Azimuth level and the goodwill from the Anteon acquisition.


See accompanying notes to consolidated financial statements.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(1)  ORGANIZATION AND BUSINESS

     Anteon Corporation ("Anteon" or the "Company") was acquired by Azimuth Technologies, Inc. ("Azimuth") effective April 1, 1996. Azimuth acquired all of the outstanding stock of Ogden Professional Services Corporation, a wholly owned subsidiary of Ogden Technology Services Corporation and an indirectly wholly owned subsidiary of Ogden Corporation (collectively, "Ogden"). Upon completion of the acquisition, Ogden Professional Services Corporation was renamed Anteon Corporation. The consideration paid by Azimuth to Ogden was approximately $45.2 million, consisting of approximately $36.7 million in cash and a note payable to Ogden from Azimuth for $8.5 million.

     Subsequent to the date of the closing of the Anteon acquisition and in accordance with the stock purchase agreement, the Company filed a demand for arbitration against Ogden seeking refund of a portion of the purchase price. As of September 30, 1998, the arbitration proceedings were settled and resulted in a reduction of $4.85 million of the purchase price paid to Ogden in the 1996 acquisition of Anteon. The settlement was recognized as a reduction of the note payable by Azimuth to Ogden and goodwill from the Anteon acquisition.

     The Company provides professional information technology, systems and software development, high technology research, and engineering services primarily to the U.S. government and its agencies.

     The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract terminations at the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which contract backlog will be funded in the future cannot be determined.

(2)  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     (a)  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

     (b)  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include all cash balances and highly liquid investments that have original maturities of three months or less.

     (c)  PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost, or fair value if acquired through a purchase business combination. For financial reporting purposes, depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets as follows:

          Computer hardware and software               3 to 7 years
          Furniture and equipment                      5 to 12 years
          Leasehold and building improvements          shorter of estimated useful life or lease term
          Buildings                                    31.5 years

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     (d)  INVESTMENTS

          The Company accounts for investments in debt and marketable equity securities depending on the purpose of the investment. The Company's only investment as of December 31, 1998 consisted entirely of marketable equity securities. Since the Company did not hold this investment principally for the purpose of selling the investment in the near term, the Company classified the securities as available-for-sale. Accordingly, this investment was recognized at fair market value and any unrealized gains were recognized as a component of stockholders' equity. As of December 31, 1998, the aggregate fair market value of the investments was $5,973,000, resulting in an unrealized gain of $392,000. During 1999, the Company sold all of its equity securities for a realized gain on sale of $2,522,000.

     (e)  DEFERRED FINANCING COSTS

          Costs associated with obtaining the Company's financing arrangements are deferred and amortized over the term of the financing arrangements using a method that approximates the effective interest method.

     (f)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
          DISPOSED OF

          The Company follows the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS No. 121"). This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair values of the assets.

     (g)  GOODWILL

          Goodwill relating to the Company's acquisitions represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the period is dependent on the nature of the operations acquired. The Company evaluates the recoverability of goodwill in accordance with SFAS No. 121.

     (h)  OTHER INTANGIBLE ASSETS

          The Company amortizes, on a straight-line basis, the allocated cost of noncompete agreements entered into in connection with business combinations over the terms of the agreements. Product development costs represent expenditures for the development of software products that have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the amount computed using the straight-line method over the remaining economic useful life of the product. The Company is currently using economic lives ranging from two to five years for all capitalized product development costs. Amortization of product development costs begins when the software product is available for general release to customers. As of December 31, 1999 and 1998, $962,000 and $0 have been capitalized for software development.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     (i)  REVENUE RECOGNITION

          Revenue from contract services is earned under cost-reimbursement, time and material, and fixed-price contracts. Revenue under cost-reimbursement contracts is recognized as costs are incurred and under time and materials contracts as time is spent and as materials costs are incurred. Revenue under fixed price contracts, including applicable fees and estimated profits, is recognized on the percentage of completion basis, using the cost-to-cost or units-of-delivery methods. The majority of the Company's cost-reimbursement contracts are either cost-plus-fixed-fee or time and materials contracts. The contracts may either require the Company to work on defined tasks or deliver a specific number of hours of service. In either case, costs are reimbursed up to the contract-authorized cost ceiling as they are incurred. If a contracted task has not been completed or the specific number of hours of service has not been delivered at the time the authorized cost is expended, the Company may be required to complete the work or provide additional hours. The Company will be reimbursed for the additional costs but may not receive an additional fee or the fee may be prorated proportionately to the number of hours actually provided. If estimates indicate a probable ultimate loss on a contract, provision is made immediately for the entire amount of the estimated future loss. Profit and losses accrued include the cumulative effect of changes in prior periods' cost estimates. Revenues from sales of products are generally recognized upon acceptance by the customer, which is typically within thirty days of shipment.

     (j)  COSTS OF ACQUISITIONS

          Costs incurred on successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or discontinued acquisition opportunities are expensed as incurred.

     (k)  INCOME TAXES

          The Company is currently included in the consolidated income tax returns of Azimuth; however, the Company prepares its provisions for income taxes as if it filed its income tax returns separately. The Company calculates its income tax provision using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

          The balance sheets of Vector Data Systems (U.K.) Limited, Anteon VDS (Korea) Limited, Vector Data Systems Australia Pty. Ltd., and Analysis & Technology, Inc. Australia Pty. Ltd. are translated to U.S. dollars for consolidated financial statement purposes using the current exchange rates in effect as of year end. The revenue and expense accounts of foreign subsidiaries are converted using a weighted average exchange rate during the period. Gains or losses resulting from such translations are included in accumulated comprehensive income (loss) in stockholders' equity. Gains and losses from transactions denominated in foreign currencies are included in current period income.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     (m)  ACCOUNTING FOR DEFERRED CONTRACT COSTS

          During 1998, the Company adopted the provisions of Statement of Position No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires costs of start-up activities, including precontract costs, to be expensed as incurred. During 1994 and 1995, the Company capitalized certain precontract costs associated with two of its significant contracts. The remaining balances of the precontract costs were written-off during 1998. The adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

     (n)  ACCOUNTING FOR STOCK-BASED COMPENSATION

          The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES; however, the Company discloses the pro forma effect on net income (loss) as if the fair value based method of accounting as defined in Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123") had been applied.

     (o)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair market values as of December 31, 1999 and 1998 due to the relatively short duration of these financial instruments. The carrying amounts of the Company's indebtedness approximate their fair values as of December 31, 1999 and 1998 as they bear interest rates that approximate market.

     (p)  USE OF ESTIMATES

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (q)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(3)  ACQUISITIONS AND JOINT VENTURE

     (a)  VECTOR DATA SYSTEMS INC.

          On August 29, 1997, the Company acquired all of the outstanding stock of Vector Data Systems, Inc., as well as Vector's eighty percent interest in Vector Data Systems (UK) Limited (collectively, "Vector"). The consideration paid by Anteon to the former shareholders of Vector was approximately $19 million in cash financed through borrowings under a previous revolving line of credit with a financial institution (see note 7). The acquisition of Vector was accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values as of the date of the combination.

          The total purchase price paid, including transaction costs, of approximately $19.5 million, was allocated to the assets and liabilities acquired as follows (in thousands):

          Cash and cash equivalents                          $  2,530
          Accounts receivable                                   2,951
          Prepaid expenses  and other  current assets              50
          Property and equipment                                  340
          Deferred tax assets, net                                121
          Goodwill                                             16,991
          Accounts payable and accrued expenses                (3,414)
          Minority interest                                       (24)
                                                             --------
                    Total consideration                      $ 19,545
                                                             ========

          Vector also provides professional information technology, systems and software development, high technology research, and engineering services primarily to the U.S. government and its agencies.

     (b)  TECHMATICS, INC.

          On May 29, 1998, the Company acquired all of the outstanding stock of Techmatics, Inc. ("Techmatics"), a subchapter S corporation. The consideration paid by Anteon to the former shareholders and option holders of Techmatics was approximately $31 million in cash, $27 million due at closing and financed through a previous revolving line of credit with a financial institution (see note 7), $4 million in cash paid under two non-interest bearing installments on April 1, 1999, and $10 million in subordinated notes payable. Additional consideration of up to $6.25 million could have been paid by the Company and was contingent upon Techmatics meeting certain operating profit thresholds for its fiscal year ended June 30, 1999. The amount of the earn-out actually earned by Techmatics was $5,500,000 and is payable in April 2000. The earn-out was recognized as additional purchase consideration and accordingly increased goodwill from the combination. Interest of 6 percent per year began accruing on September 30, 1999. The acquisition of Techmatics was accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market value as of the date of combination.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          The total purchase price paid, including transaction costs, of approximately $45.8 million was allocated to the assets and liabilities acquired as follows (in thousands):

          Cash and cash equivalents                        $    845
          Accounts receivable                                23,089
          Prepaid expenses and other current assets             168
          Property and equipment                              2,416
          Other long-term assets                                337
          Noncompete agreements                               2,850
          Goodwill                                           32,279
          Accounts payable and accrued expenses             (15,134)
          Long-term debt                                       (786)
          Other liabilities                                    (251)
                                                           --------
                    Total consideration                    $ 45,813
                                                           ========

          In conjunction with the purchase agreement, the Company entered into noncompete agreements for approximately $2,850,000, payable over a three-year period and discounted to $2,654,000 as of the date of acquisition, with four employees of Techmatics. In addition, the Company assumed certain tax obligations of the former shareholders of Techmatics amounting to $4,000,000 paid over the period ended May 31, 1999.

          Techmatics also provides professional information technology, systems and software development, high technology research, and engineering services primarily to the U.S. government and its agencies.

          The following unaudited pro forma summary presents consolidated information as if the Techmatics acquisition had occurred as of January 1, 1998. The pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entity:

                                                 YEAR ENDED
                                             DECEMBER 31, 1998
                                             -----------------

          Total revenues                          $282,539
          Total expenses                           279,970
                                                  --------
                    Net income                    $  2,569
                                                  ========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     (c)  ANALYSIS & TECHNOLOGY, INC.

          On June 23, 1999, the Company acquired all of the outstanding stock of Analysis & Technology, Inc. ("A&T"), a provider of system and engineering technologies, technology-based training systems, and information technologies to the U.S. government and commercial customers. The acquisition has been accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of combination. These estimates are preliminary and will be modified as appraisals and other studies are completed. Goodwill resulting from the combination is being amortized on a straight-line basis over thirty years.

          The total purchase price paid, including transaction costs of approximately $115.5 million, has been preliminarily allocated to the assets and liabilities acquired as follows (in thousands):

          Accounts receivable                              $  29,910
          Prepaid expenses and other current assets            2,985
          Property and equipment                              13,996
          Other assets                                         1,606
          Goodwill                                            78,473
          Deferred tax assets, net                             2,775
          Accounts payable and accrued expenses              (12,197)
          Mortgage note payable                               (2,077)
                                                           ---------
                    Total consideration                    $ 115,471
                                                           =========

          Transaction costs of approximately $4.5 million were incurred in connection with the acquisition, including a fee of approximately $1.1 million paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company's parent, Azimuth Technologies, Inc.

          In addition, the Company has integrated A&T into Anteon's management structure in an attempt to achieve synergies between the two organizations. As a result of the integration, certain executive officers of A&T either resigned or were terminated and exercised their rights to certain consideration established through pre-existing employment agreements. These costs are recorded as "acquisition-related severance costs" in the December 31, 1999 consolidated statements of operations.

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

                                               YEARS ENDED DECEMBER 31,
                                                  1999         1998
                                                ---------    ---------

           Total revenues                       $ 490,949      450,786
           Total expenses                         491,278      453,971
                                                ---------    ---------
           Net loss before extraordinary item        (329)      (3,185)
                                                ---------    ---------
                     Net income (loss)          $    (792)      (3,185)
                                                =========    =========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     (d)  ANTEON-CITI LLC

          During 1999, the Company and Criminal Investigative Technology, Inc. ("CITI") entered into a joint venture ("Anteon-CITI LLC"). Anteon-CITI LLC is developing and marketing certain investigative support products and services. At the date of formation, CITI contributed certain assets to the joint venture. The Company has the sole ability to control the management and operation of Anteon-CITI LLC and, accordingly, consolidates its results. Further, upon the occurrence of certain events, the Company has the option to purchase the 50% interest of CITI, at a formula price as included in the joint venture agreement.

(4)  ACCOUNTS RECEIVABLE

     The components of accounts receivable as of December 31, 1999 and 1998, are as follows (in thousands):

                                                 1999          1998
                                               ---------    ---------
     Billed and billable                       $ 103,986       67,018
     Unbilled                                      5,378        3,114
     Retainages due upon contract completion       2,283        1,380
     Allowance for doubtful accounts              (4,201)      (3,459)
                                               ---------    ---------
               Total                           $ 107,446       68,053
                                               =========    =========

     Approximately 93% of the Company's revenues are earned, and accounts receivable are due, from agencies of the U.S. Government. Unbilled costs and fees and retainages billable upon completion of contracts are amounts due primarily within one year and will be billed on the basis of contract terms and delivery schedules.

     The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts, and therefore its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit, including by the U.S. Defense Contract Audit Agency ("DCAA") or by other appropriate agencies of the U.S. government. Such agencies have the right to challenge the Company's cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on the Company's financial condition or results of operations.

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31, 1999 and 1998 (in thousands):

                                                          1999        1998
                                                        --------    --------

     Land                                               $    596          --
     Buildings                                             6,498          --
     Computer hardware and software                       11,435       6,165
     Furniture and equipment                               4,707       1,111
     Leasehold improvements                                2,806         201
                                                        --------    --------
                                                          26,042       7,477
     Less - accumulated depreciation and amortization     (6,089)     (2,940)
                                                        --------    --------
                                                        $ 19,953       4,537
                                                        ========    ========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(6)  ACCRUED EXPENSES

     The components of accrued expenses as of December 31, 1999 and 1998 are as follows (in thousands):

                                                1999          1998
                                               -------      -------

     Accrued payroll and related benefits      $23,216       10,923
     Accrued subcontractor costs                 5,435        4,693
     Accrued additional consideration for
       Techmatics acquisition                       --        2,940
     Accrued legal                                  --          949
     Accrued interest                            1,677          748
     Other accrued expenses                      5,297        3,085
                                               -------      -------
                                               $35,625       23,338
                                               =======      =======

(7)  INDEBTEDNESS

     (a)  BANK LOAN AGREEMENT

          Concurrent with the Anteon acquisition, the Company entered into a Business Loan and Security Agreement (the "Bank Loan Agreement") with two commercial banks. Under the terms of the Bank Loan Agreement, the Company entered into promissory notes for an aggregate available financing facility of $38 million. Concurrent with the Vector acquisition, the Bank Loan Agreement was amended (the "Amended Bank Loan Agreement") whereby the financial institution increased the promissory notes by $6 million for an aggregate available facility of $44 million. As of March 18, 1998, this Bank Loan Agreement was terminated and replaced by a $125 million Old Credit Facility as discussed below. Upon termination of this Bank Loan Agreement, all principal and interest due on the existing facilities were paid in full. Total interest expense incurred on these financial arrangements was approximately $1,079,000 and $1,891,000, respectively, for the years ended December 31, 1998 and 1997.

     (b)  OLD CREDIT FACILITY

          On March 18, 1998, the Company entered into the Old Credit Facility with six commercial banks. Under the terms of the Old Credit Facility, the Company entered into promissory notes for aggregate available financing facilities of $125 million. The Old Credit Facility was comprised of a revolving credit facility for aggregate borrowings of up to $75 million, based on a portion of eligible billed accounts receivable and a portion of eligible unbilled accounts receivable ("Revolver"); and an acquisition credit facility for aggregate borrowings of up to $50 million ("Acquisition Facility"). As of June 23, 1999, this Old Credit Facility was terminated and replaced by a $180 million New Credit Facility as discussed below.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          Under the Old Credit Facility, the interest rate on the Revolver varied based on Anteon's ratio of debt-to-earnings before income taxes, depreciation and amortization, calculated quarterly. Interest was payable on a quarterly basis. During the years ended December 31, 1999 and 1998, interest on the Revolving Facility ranged from 7.5 percent to 8.5 percent and 7.8125 percent to 8.75 percent, respectively.

          The interest rate on the Acquisition Facility varied using a performance-based interest rate schedule measured using the Company's ratio of debt-to-earnings before income taxes, depreciation and amortization and was calculated quarterly. Interest was payable on a quarterly basis. Interest rates charged on the Acquisition Facility ranged from 7.5 percent to 9.0 percent and 7.5 percent to 9.25 percent during the years ended December 31, 1999 and 1998, respectively.

          As of December 31, 1998, the outstanding amount under the Revolver was $35,400,000 and $35,000,000 under the Acquisition Facility.

          Total interest expense incurred on the Revolver and Acquisition Facility arrangements for the years ending December 31, 1999 and 1998 was approximately $3,049,000 and $3,475,000, respectively.

          The Revolver was secured by certain assets of the Company and certain assets of its subsidiaries. The subsidiaries' security interest was limited to its obligations under these bank notes. The terms of the Old Credit Facility restricted the ability of the Company to pay dividends, although Anteon could declare dividends payable to Azimuth in order to pay required payments on certain of its long-term debt.

          During 1999, the Company wrote-off the remaining balance of deferred financing costs of approximately $772,000 upon the effective date of the New Credit Facility. This amount, net of taxes of approximately $309,000, is reflected as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 1999.

     (c)  NEW CREDIT FACILITY

          On June 23, 1999 the Company entered into a New Credit Facility with nine commercial banks. This New Credit Facility replaced the Company's Old Credit Facility and coincided with the purchase of A&T. The balance outstanding of $76,200,000 under the Old Credit Facility was paid in full on that date.

          Under the terms of the New Credit Facility, the Company entered into promissory notes with aggregate available financing facilities of $180,000,000. The New Credit Facility is comprised of a Revolving Credit Facility for aggregate borrowings of up to $120,000,000, as determined based on a portion of eligible billed accounts receivable and a portion of eligible unbilled accounts receivable, and maturing on June 23, 2005 ("Revolving Facility"); and a $60,000,000 note ("Term Loan") with principal payments due quarterly commencing June 30, 2001 and $15,000,000 at maturity on June 23, 2005.

          Under the New Credit Facility, the interest rate on both the Revolving Facility and the Term Loan vary using the Libor rate plus a margin determined using the Company's ratio of net debt-to-earnings before interest, taxes, depreciation and amortization. Interest is payable on the last day of each quarter. During the period June 23, 1999 through December 31, 1999, interest on the Revolving Facility and Term Loan ranged from 10.0 percent to 10.75 percent.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          As of December 31, 1999, the outstanding amounts under the New Credit Facility are as follows (in thousands):

                                                    1999
                                                 ----------

          Revolving Facility                     $    2,900
          Term Loan                                  60,000
                                                 ----------
                                                 $   62,900
                                                 ==========

          The remaining available limit for the Revolving Facility as of December 31, 1999 was $30,100,000.

          Total interest expense incurred on the Revolving Facility and Term Loan for the year ended December 31, 1999 was approximately $860,000 and $2,869,000 respectively. In addition, the Company incurred approximately $654,000 in bridge financing interest expenses.

          The Revolving Facility and Term Loan are secured by certain assets of the Company and certain assets of its subsidiaries ("Guarantors"). The subsidiaries' security interest is limited to obligations under these bank notes. In addition, the New Credit Facility has restrictions on dividends and distributions. These restrictions limit the ability to declare or pay, directly or indirectly, any dividend or make any other distribution unless certain conditions are met.

     (d)  SENIOR SUBORDINATED NOTES PAYABLE

          On May 11, 1999, the Company sold $100,000,000, in aggregate principal, of ten-year, 12 percent Senior Subordinated Notes ("Notes"). These Notes were principally used to purchase A&T (note 3). The Notes are subordinate to the Company's New Credit Facility but rank senior to any other subordinated indebtness. The Notes mature May 15, 2009 and interest is payable semi-annually on May 15 and November
          15. Total interest expense incurred during 1999 was $7,500,000.

          The Company cannot redeem the Notes prior to May 15, 2004 except under certain conditions. Under certain limitations and prior to May 15, 2002, the Company can elect to redeem the Notes at an amount not to exceed 25 percent of the sum of the original principal amount of the Notes and the original principal amount of any other notes issued under the same indenture with proceeds from certain equity offerings. In addition, under certain conditions after May 15, 2004, the Company can redeem some portion of the Notes at certain redemption prices.

          The Notes are guaranteed by each of the Company's existing and certain future domestic subsidiaries. The Notes include certain restrictions regarding additional indebtness, dividend distributions, investing activities, stock sales, transactions with affiliates, and asset sales and transfers.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     (e)  SUBORDINATED NOTES PAYABLE

          In connection with the purchase of Techmatics, the Company entered into subordinated promissory notes with the Techmatics shareholders and option holders as of the date of acquisition in the principal amount of $10,000,000, discounted as of the date of acquisition to approximately $8,800,000.

          One-tenth of the total amount of principal was paid on May 31, 1999 with the remaining nine-tenths due May 31, 2000. Interest began accruing on May 31, 1999 at 6 percent per year on four-ninths of the principal amount outstanding. All overdue amounts accrue interest at
          7.5 percent per year.

          Total interest expense incurred on the subordinated notes payable for the years ended December 31, 1999 and 1998 was approximately $672,000 and $423,000, respectively.

     (f)  FUTURE MATURITIES

          Scheduled future maturities under the Company's indebtedness are as follows (in thousands):

                     YEAR ENDING DECEMBER 31,

                     2000                      $   8,840
                     2001                          8,438
                     2002                         11,250
                     2003                         11,250
                     2004                         11,250
                     Thereafter                  120,712
                                               ---------
                                               $ 171,740
                                               =========

     (g)  INTEREST RATE SWAP AGREEMENTS

          The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its indebtedness facilities that have varying rates of interest. As of December 31, 1999 and 1998, the Company had outstanding interest rate swap agreements with off-balance-sheet market risk with commercial banks having total notional principal amounts of $35 million and $15 million, respectively. Those swap agreements effectively changed the Company's interest rate exposure for the following amounts to the following fixed rates on its Old Credit Facility and subsequently its New Credit Facility, respectively:

                                                     EFFECTIVE      FAIR VALUE AS OF
DATE OF SWAP      NOTIONAL       MATURITY OF        FIXED RATE      DECEMBER 31, 1999
 AGREEMENT         AMOUNT       SWAP AGREEMENT      OF INTEREST      (in thousands)
--------------   -----------   ------------------  -------------    -----------------
May 1998          $5 million   December 31, 2002    5.8 percent           $ 8

September 1998    $5 million   September 25, 2003   5.02 percent           54

June 1999        $10 million     June 29, 2001      5.8 percent            85

June 1999        $10 million     June 29, 2001      5.78 percent          (67)

June 1999         $5 million     June 29, 2001      6.15 percent           13

          The fair value of interest rate swaps is the estimated amount that the counterparty would receive (pay) to terminate the swap agreements at December 31, 1999.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          The swap agreements entered into under the Old Credit Facility remained in effect upon consummation of the New Credit Facility. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties.

(8)  INCOME TAXES

     The provisions for income taxes for the years ended December 31, 1999, 1998 and 1997, consist of the following (in thousands), respectively:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    -------    -------

     Current provision (benefit):
       Federal                                  $(1,593)      (115)     1,618
       State                                       (479)       (16)       290
       Foreign                                       37         68        (19)
                                                -------    -------    -------
           Total current provision (benefit)     (2,035)       (63)     1,889
                                                -------    -------    -------
     Deferred provision (benefit):
       Federal                                    2,875      2,067       (708)
       State                                        662        380       (118)
       Foreign                                       41        (31)        --
                                                -------    -------    -------
           Total deferred provision (benefit)     3,578      2,416       (826)
                                                -------    -------    -------
           Total income tax provision           $ 1,543      2,353      1,063
                                                =======    =======    =======

     The income tax provisions for the years ended December 31, 1999, 1998 and 1997, respectively, are different from that computed using the statutory U.S. federal income tax rate of 34 percent as set forth below (in thousands):

                                             YEARS ENDED DECEMBER 31,
                                           ----------------------------
                                            1999       1998      1997
                                           -------    -------   -------
     Expected tax expense, computed
       at statutory rate                   $   637      1,648       914
     State taxes, net of federal expense        94        197       111
     Nondeductible expenses                    168         42         9
     Goodwill amortization                     663        333        20
     Foreign losses                            (19)       123         9
     Other                                      --         10        --
                                           -------    -------   -------
                                           $ 1,543      2,353     1,063
                                           =======    =======   =======

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     The tax effect of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are presented below (in thousands):

                                                     1999        1998
                                                   --------    --------
     Deferred tax assets:
       Accrued expenses                            $  4,006       1,662
       Intangible assets, due to
         differences in amortization                  3,490       2,791
       Accounts receivable allowances                   890         686
       Property and equipment, due to
         differences in depreciation                    490          --
       Net operating loss carryover                   2,356          --
       Other                                            102          --
                                                   --------    --------
          Total deferred tax assets                  11,334       5,139
                                                   --------    --------
     Deferred tax liabilities:
       Deductible goodwill, due to
         differences in amortization                  4,673       3,582
       Revenue recognition differences                4,084       3,332
       Property and equipment, due to
         differences in depreciation                  1,487          17
       Other                                            264          61
       Accrued expenses                               3,482
                                                   --------    --------
          Total deferred tax liabilities             13,990       6,992
                                                   --------    --------
          Deferred tax assets (liabilities), net   $ (2,656)     (1,853)
                                                   ========    ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income, scheduled reversal of deferred tax liabilities, and projections of future taxable income over the periods in which the temporary differences become deductible based on available tax planning strategies, management presently believes that it is more likely than not that the Company will realize all of the benefits of these deductible differences and, accordingly, has established no valuation allowance against the deferred tax assets as of December 31, 1999 or 1998. At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $4,384,000 and $8,542,000, respectively. Such carryforwards have various expiration dates and begin to expire in 2004.

(9)  EMPLOYEE BENEFIT PLANS

     Employees of the Company may participate in 401(k) retirement savings plans, whereby employees may elect to make contributions pursuant to a salary reduction agreement upon meeting eligibility requirements. Participants may contribute up to 20 percent of salary in any calendar year to these plans, provided that amounts in total do not exceed certain statutory limits. The Company matches up to 50 percent of the first 6 percent of a participant's contributions subject to certain limitations. The Company made contributions to these plans of approximately $2,306,000, $1,995,000 and $1,207,000 for the years ended December 31, 1999, 1998 and
     1997, respectively.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     From the date of its acquisition to December 31, 1998, Techmatics sponsored a defined health and welfare plan that provides health, dental and short-term disability benefits for all eligible full-time employees of Techmatics. The plan was self-insured and has specific employee stop-loss coverage insurance of $50,000 and aggregate stop-loss coverage insurance calculated based on monthly participation in the plan. Contributions to the plan were made by both Techmatics and the employees and are maintained in a trust fund intended to qualify as a tax-exempt Voluntary Employees' Beneficiary Trust within the meaning of Section 501(c)(9) of the U.S. Internal Revenue Code. Contributions by Techmatics are based upon estimates and on actual amounts of claims processed. For the year ended December 31, 1999 and from the date of acquisition of Techmatics by the Company to December 31, 1998, Techmatics made contributions to the plan of approximately $704,000 and $879,000, respectively. Effective January 1, 1999 the Techmatics employees became participants in Anteon's employee benefit plan.

     A&T's Savings and Investment Plan is a discretionary contribution plan as defined in the Internal Revenue Code, Section 401(a)(27). The Plan covers substantially all of A&T's full-time employees. A&T's contributions are made at the discretion of the Board of Directors for any plan year. A&T's matching contributions to this plan from the date of acquisition of A&T by the Company to December 31, 1999 was approximately $1,019,000.

(10) EMPLOYEE STOCK OPTION PLAN

     In February 1997, the Board of Directors approved the adoption of the Anteon Corporation Omnibus Stock Plan ("the Plan"). At the discretion of the Board of Directors, the Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, and/or phantom stock to employees or directors of the Company. As of December 31, 1999, an aggregate of 575,000 shares of Anteon's common stock was reserved for issuance under the Plan.

     The exercise price of stock options granted is determined by the Board of Directors but is not to be less than the fair value of the underlying shares of common stock at the grant date.

     For stock options granted to employees, 20 percent of the shares subject to the options vest on the first anniversary of the grant date and an additional 20 percent vest on each succeeding anniversary of the grant date. The employees have a period of three years from the vesting date to exercise the option to purchase shares of the Company's common stock. In 1997, the Board of Directors approved that 20 percent of the options issued on the August 1, 1997 grant date vest immediately.

     For stock options granted to directors of the Company, 33 1/3 percent of the shares subject to the options vest on the first anniversary of the grant date and an additional 33 1/3 percent vest on the two succeeding anniversaries of the grant date. The directors have a period of two years from the vesting date to exercise the option to purchase shares of the Company's common stock.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     The following tables summarize information regarding options under the company's stock option plans:

                                                                     WEIGHTED
                                          NUMBER                      AVERAGE      OUTSTANDING
                                            OF        OPTION PRICE   EXERCISE          AND
                                          SHARES       PER SHARE       PRICE       EXERCISABLE
                                         ---------    ------------     ------      -----------
      Outstanding at December 31, 1996           -               -          -
        Granted                            171,630    $6.75-$18.37     $ 8.42
        Exercised                                -               -          -
        Cancelled or expired                (6,200)    6.75-$18.37      11.44
                                         ---------    ------------     ------

      Outstanding at December 31, 1997     165,430    $6.75-$18.37     $ 8.32         19,325
        Granted                            151,450    26.90-$37.30      36.80
        Exercised                           (1,740)    6.75-$18.37      13.43
        Cancelled or expired               (10,600)    6.75-$37.30      14.74
                                         ---------    ------------     ------

      Outstanding at December 31, 1998     304,540    $6.75-$37.30     $22.17         52,209
        Granted                            173,750    38.88-$41.98      41.57
        Exercised                           (5,280)    6.75-$32.17       8.15
        Cancelled or expired               (19,450)    6.75-$41.98      35.50
                                         ---------    ------------     ------

      Outstanding at December 31, 1999     453,560    $6.75-$41.98     $29.19        106,716
                                         =========    ============     ======

     Option and weighted average price information by price group is as follows:

                                SHARES OUTSTANDING          EXERCISABLE SHARES
                           ------------------------------   -------------------
                                     WEIGHTED   WEIGHTED               WEIGHTED
                           NUMBER     AVERAGE    AVERAGE    NUMBER      AVERAGE
                             OF      EXERCISE   REMAINING     OF       EXERCISE
                           SHARES      PRICE       LIFE     SHARES       PRICE
                           -------   --------   ---------   ------     --------
     December 31, 1999:
        $6.75              133,310     $ 6.75       5.5     73,676      $ 6.75
        $18.37 to $26.90    14,500      18.96       5.8      5,000       18.71
        $32.17 to $37.30   138,000      36.91       6.7     27,440       36.94
        $38.88 to $41.98   167,750      41.57       7.6        600       38.88

     The Company applies APB No. 25 and related interpretations in accounting for the Plan. Adoption of the fair market value provisions prescribed in SFAS No. 123 is optional with respect to stock-based compensation to employees; however, pro forma disclosures are required as if the Company adopted the fair value recognition requirements under SFAS No. 123.

     The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $15.01, $10.18, and $3.04,
     respectively. Had compensation cost for the Company's 1999, 1998 and 1997 grants under the Plan been determined consistent with the fair market value provisions prescribed in SFAS No. 123, the Company's pro forma net income
     (loss) for the years ended December 31, 1999, 1998 and 1997 would approximate ($699,000), $2,224,000 and $1,586,000, respectively, using an expected option life of 7 years, dividend yield rate and volatility rate of 0 percent, respectively, and a risk-free interest rate of 6.61, 4.73 and
     5.77 percent, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(11) COMPREHENSIVE INCOME (LOSS)

     During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 requires the display of comprehensive income (loss), which includes the Company's unrealized gains (losses) on investments and the accumulated foreign currency translation adjustment. The Company has presented comprehensive income (loss) as a component of the accompanying consolidated statements of stockholders' equity. During the year ended December 31, 1998, $392,000 of unrealized gains on investments was recognized. During 1999, the Company sold all of its equity securities. The amount of accumulated foreign currency translation adjustment was approximately ($5,000), $7,000 and $0 as of December 31, 1999, 1998 and 1997, respectively. There were no unrealized gains (losses) on investments as of December 31, 1999 or 1997, respectively.

(12) COMMITMENTS AND CONTINGENCIES

     (a)  LEASES

          The Company leases facilities under operating leases and uses certain equipment under lease agreements expiring at various dates through 2010. As of December 31, 1999, the aggregate minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

               YEAR ENDING DECEMBER 31,

                2000                                   $ 13,844
                2001                                     13,084
                2002                                     10,070
                2003                                      6,047
                2004                                      5,495
                Thereafter                               18,087
                                                       --------
                     Total minimum lease payments      $ 66,627
                                                       ========

          Rent expense under all operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $11,887,000, $5,644,000 and
          $3,368,000, respectively.

     (b)  MANAGEMENT FEES

          Effective June 1, 1999, the Company entered into an arrangement with Caxton-Iseman Capital, Inc., an affiliate and advisor to the Company's parent, Azimuth Technologies, Inc., whereby the amount the Company is required to pay for management fees to Caxton-Iseman Capital, Inc. increased to $1,000,000 per year. Prior to the completion of the acquisition of A&T, the annual management fee was $500,000 and covered the period beginning January 1, 1999.

          During the years ended December 31, 1999 and 1998, the Company incurred $750,000 and $400,000, respectively, of management fees with Caxton-Iseman Capital, Inc.

          No such fees were incurred in 1997.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     (c)  LEGAL PROCEEDINGS

          The Company is involved in various legal proceedings in the ordinary course of business. Management of the Company and its legal counsel cannot currently predict the outcome of these matters, but do not believe that they will have a material impact on the Company's financial position or results of operations.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(13) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION

     The Company's wholly-owned domestic subsidiaries are guarantors (the "Subsidiary Guarantors") under the terms of the Notes. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows information for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for the Company.


                                                                        AS OF DECEMBER 31, 1999
                                               --------------------------------------------------------------------------
                                                                                   NON-                      CONSOLIDATED
          CONDENSED CONSOLIDATED                 ANTEON        GUARANTOR        GUARANTOR      ELIMINATION      ANTEON
              BALANCE SHEETS                   CORPORATION    SUBSIDIARIES     SUBSIDIARIES      ENTRIES      CORPORATION
------------------------------------------     -----------    ------------     ------------    -----------    -----------
             (IN THOUSANDS)
Cash                                            $     (11)            499             573                           1,061
Receivables                                        34,882          72,239             325                         107,446
Other current assets                                8,614             350             129                           9,093
Property and equipment, net                         3,072          16,810              71                          19,953
Due from parent                                     7,525              --              --                           7,525
Investment in and advances to subsidiaries         54,644             225            (225)        (54,644)             --
Goodwill, net                                     130,563              --              --                         130,563
Other long-term assets                              7,524           2,009               2                           9,535
                                                ---------       ---------       ---------                       ---------
            Total assets                          246,813          92,132             875                         285,176
                                                =========       =========       =========                       =========

Indebtedness                                      177,240              --              --                         177,240
Accounts payable                                   11,237           6,762             212                          18,211
Accrued expenses                                   16,840          18,563             222                          35,625
Other current liabilities                             820             359              26                           1,205
Other long-term liabilities                         4,848           1,671              83                           6,602
                                                ---------       ---------       ---------                       ---------
            Total liabilities                     210,985          27,355             543                         238,883

Minority interest in subsidiaries                     549              --              76                             625
Total stockholders' equity                         35,279          64,777             256         (54,644)         45,668
                                                ---------       ---------       ---------                       ---------
            Total liabilities and
                stockholders' equity            $ 246,813          92,132             875                         285,176
                                                =========       =========       =========                       =========

        CONDENSED CONSOLIDATED
        STATEMENTS OF OPERATIONS                                   FOR THE YEAR ENDED DECEMBER 31, 1999
------------------------------------------     --------------------------------------------------------------------------
          (in thousands)

Revenues                                        $ 204,388         194,523           3,241          (1,302)        400,850
Costs of revenues                                 187,143         164,518           2,886          (1,302)        353,245
                                                ---------       ---------       ---------                       ---------
            Gross profit                           17,245          30,005             355                          47,605

Total operating expenses                           13,668          18,591              16                          32,275
                                                ---------       ---------       ---------                       ---------
            Operating income                        3,577          11,414             339                          15,330

Interest and other expense (income), net           13,486             (18)            (11)                         13,457
Minority interest                                      --              --              40                              40
                                                ---------       ---------       ---------                       ---------
            Income (loss) before provision
                for income taxes and
                extraordinary loss                 (9,909)         11,432             310                           1,833

Provision (benefit) for income taxes               (3,028)          4,498              73                           1,543
                                                ---------       ---------       ---------                       ---------
Income (loss) before extraordinary loss            (6,881)          6,934             237                             290

Extraordinary loss, net of tax                        463              --              --                             463
                                                ---------       ---------       ---------                       ---------

            Net income (loss)                   $  (7,344)          6,934             237                            (173)
                                                =========       =========       =========                       =========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                  ------------------------------------------------------------
                                                                                                      NON-        CONSOLIDATED
                   CONDENSED CONSOLIDATED                           ANTEON         GUARANTOR       GUARANTOR        ANTEON
                  STATEMENTS OF CASH FLOWS                        CORPORATION     SUBSIDIARIES    SUBSIDIARIES    CORPORATION
------------------------------------------------------------      -----------     ------------    ------------    -----------
                      (in thousands)
Net income (loss)                                                  $  (7,344)          6,895             276            (173)
Adjustments to reconcile change in net income (loss) to net
   cash provided by (used for) operations:
    Extraordinary loss                                                   772              --              --             772
    Gain on sale of investments                                       (2,869)              8             (20)         (2,881)
    Gain on sale of asset                                                 --             (67)            (67)
    Depreciation and amortization                                        930           2,671              22           3,623
    Goodwill amortization                                              3,440              --              --           3,440
    Amortization of noncompetes                                          909              --              --             909
    Amortization of deferred financing fees                              692              --              --             692
    Deferred income taxes                                              1,737           1,805              36           3,578
    Minority interest in earnings of subsidiary                           --              40              40
    Changes in assets and liabilities, net of acquired assets
       and liabilities                                                10,450          (8,896)             78           1,632
                                                                   ---------       ---------       ---------       ---------
                   Net cash provided by (used for)
                       Operating activities                            8,717           2,456             392          11,565
                                                                   ---------       ---------       ---------       ---------

    Cash flows from investing activities:
       Purchases of property and equipment                            (2,194)         (2,513)            (54)         (4,761)
       Acquisitions, net of cash acquired                           (115,362)             --              --        (115,362)
       Proceeds from sales of investments                             11,491              --              --          11,491
       Purchases of investments                                       (3,040)             --              --          (3,040)
                                                                   ---------       ---------       ---------       ---------
                   Net cash provided by (used in)
                       investing activities                         (109,105)         (2,513)            (54)       (111,672)
                                                                   ---------       ---------       ---------       ---------
    Cash flows from financing activities:
       Proceeds from bank notes payable                              132,043              --              --         132,043
       Principal payments on bank notes payable                     (202,443)             --              --        (202,443)
       Payments on subordinated notes payable                             --            (173)             --            (173)
       Proceeds from Term Loan                                        60,000              --              --          60,000
       Proceeds from Revolving Facility                              208,700              --              --         208,700
       Payments on Revolving Facility                               (205,800)             --              --        (205,800)
       Proceeds from senior subordinated notes payable               100,000              --              --         100,000
       Initial capitalization of joint venture                          (962)            962              --              --
       Deferred financing costs                                       (8,930)             --              --          (8,930)
       Principal payments on Techmatics obligations                   (4,925)             --              --          (4,925)
       Proceeds from issuance of common stock                         22,545              --              --          22,545
       Purchase of treasury stock                                         (5)             --              --              (5)
                                                                   ---------       ---------       ---------       ---------
                   Net cash provided by financing
                       Activities                                    100,223             789              --         101,012
                                                                   ---------       ---------       ---------       ---------

    Net increase (decrease) in cash                                     (165)            732             338             905

    Cash, beginning of year                                              154            (233)            235             156
                                                                   ---------       ---------       ---------       ---------

    Cash, end of year                                              $     (11)            499             573           1,061
                                                                   =========       =========       =========       =========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                                                                     AS OF DECEMBER 31, 1998
                                              ----------------------------------------------------------------------
                                                                               NON-                     CONSOLIDATED
          CONDENSED CONSOLIDATED                ANTEON        GUARANTOR     GUARANTOR     ELIMINATION      ANTEON
              BALANCE SHEETS                  CORPORATION   SUBSIDIARIES   SUBSIDIARIES     ENTRIES      CORPORATION
-------------------------------------------   -----------   ------------   ------------   -----------   ------------
              (in thousands)
Cash                                            $    154          (233)           235             --            156
Receivables                                       37,955        29,908            190             --         68,053
Other current assets                               4,558           573            216             --          5,347
Property and equipment, net                        2,076         2,422             39             --          4,537
Due from parent                                    6,625            --             --             --          6,625
Investment in and advances to subsidiaries        21,177        (4,009)           222        (17,390)            --
Other long-term assets                            57,686           752             12             --         58,450
                                                --------      --------       --------       --------       --------
            Total assets                         130,231        29,413            914        (17,390)       143,168
                                                ========      ========       ========       ========       ========

Indebtedness                                      79,702            --             --             --         79,702
Accounts payable                                   9,910         2,394            278             --         12,582
Accrued expenses                                  15,904         7,138            296             --         23,338
Other current liabilities                          2,444            64             --             --          2,508
Other long-term liabilities                        1,033           226             37             --          1,296
                                                --------      --------       --------       --------       --------
            Total liabilities                    108,993         9,822            611             --        119,426

Minority interest in subsidiary                       --            37             --             --             37
Total stockholders' equity                        21,238        19,554            303        (17,390)        23,705
                                                --------      --------       --------       --------       --------
            Total liabilities and
                Stockholders' equity            $130,231        29,413            914        (17,390)       143,168
                                                ========      ========       ========       ========       ========

          CONDENSED CONSOLIDATED
         STATEMENTS OF OPERATIONS                             FOR THE YEAR ENDED DECEMBER 31, 1998
-------------------------------------------   ----------------------------------------------------------------------
             (in thousands)

Revenues                                        $186,995        60,534          2,376           (129)       249,776
Costs of revenues                                168,210        51,279          2,007             92        221,588
                                                --------      --------       --------       --------       --------
            Gross profit                          18,785         9,255            369           (221)        28,188

Total operating expenses                          11,748         5,873            345           (221)        17,745
                                                --------      --------       --------       --------       --------
            Operating income                       7,037         3,382             24             --         10,443

Interest expense (income), net                     5,637           (13)           (27)            --          5,597
Minority interest                                     --            25             --             --             25
                                                --------      --------       --------       --------       --------
            Income before provision
                for income taxes                   1,400         3,370             51             --          4,821

Provision for income taxes                           677         1,663             13             --          2,353
                                                ========      ========       ========       ========       ========
            Net income                          $    723         1,707             38             --          2,468
                                                ========      ========       ========       ========       ========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                  ------------------------------------------------------------
                                                                                                    NON-          CONSOLIDATED
                 CONDENSED CONSOLIDATED                             ANTEON          GUARANTOR     GUARANTOR         ANTEON
                STATEMENTS OF CASH FLOWS                          CORPORATION     SUBSIDIARIES   SUBSIDIARIES     CORPORATION
-----------------------------------------------------------       -----------     ------------   ------------     -----------
                    (in thousands)
Net income                                                         $     723           1,707              38           2,468
Adjustments to reconcile change in net income  to net cash
   provided by (used for) operations:
    Depreciation and amortization                                        898             877              62           1,837
    Goodwill amortization                                              1,814              --              --           1,814
    Amortization of noncompetes                                          530              --              --             530
    Amortization of deferred financing and
        contract costs                                                 1,420              --              --           1,420
    Inventory obsolence reserve                                          500              --              --             500
    Deferred income taxes                                              2,501              --              --           2,501
    Minority interest in earnings of subsidiary                           --              25              --              25
    Changes in assets and liabilities, net of acquired assets
       and liabilities                                               (15,737)         (3,669)            (29)        (19,435)
                                                                   ---------       ---------       ---------       ---------
                   Net cash provided by (used in)
                       operating activities                           (7,351)         (1,060)             71          (8,340)
                                                                   ---------       ---------       ---------       ---------

    Cash flows from investing activities:
       Purchases of property and equipment                            (1,402)           (609)            (78)         (2,089)
       Acquisitions, net of cash acquired                            (28,457)            845              --         (27,612)
       Purchases of investments                                       (5,574)             --              --          (5,574)
       Other, net                                                       (113)             --              --            (113)
                                                                   ---------       ---------       ---------       ---------
                   Net cash provided by (used in)
                       investing activities                          (35,546)            236             (78)        (35,388)
                                                                   ---------       ---------       ---------       ---------

    Cash flows from financing activities:
       Proceeds from bank notes payable                              278,500              --              --         278,500
       Principal payments on bank notes payable                     (232,200)             --              --        (232,200)
       Principal payments on Techmatics obligations                   (2,075)             --              --          (2,075)
       Initial Capitalization of Vector Korea                           (195)             --             195              --
       Initial Capitalization of Vector Australia                        (30)             --              30              --
       Proceeds from issuance of common stock                             22              --              --              22
       Deferred financing costs                                       (1,015)             --              --          (1,015)
                                                                   ---------       ---------       ---------       ---------
                   Net cash provided by financing
                       activities                                     43,007              --             225          43,232
                                                                   ---------       ---------       ---------       ---------

    Net increase (decrease) in cash                                      110            (824)            218            (496)

    Cash, beginning of year                                               44             591              17             652
                                                                   ---------       ---------       ---------       ---------
    Cash, end of year                                              $     154            (233)            235             156
                                                                   =========       =========       =========       =========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                                                                FOR THE YEAR ENDED DECEMBER 31, 1997
                                                   ---------------------------------------------------------------------
                                                                                  NON-                      CONSOLIDATED
       CONDENSED CONSOLIDATED STATEMENT OF           ANTEON      GUARANTOR      GUARANTOR     ELIMINATION     ANTEON
                  OPERATIONS                       CORPORATION  SUBSIDIARIES  SUBSIDIARIES      ENTRIES     CORPORATION
------------------------------------------------   -----------  ------------  ------------    -----------   -----------
               (in thousands)
Revenues                                            $170,736         5,330            226             --       176,292
Cost of revenues                                     154,968         4,263            308             --       159,539
                                                    --------      --------       --------       --------      --------
            Gross profit                              15,768         1,067            (82)            --        16,753

Total operating expenses                              11,294           379             --             --        11,673
                                                    --------      --------       --------       --------      --------
            Operating income (loss)                    4,474           688            (82)            --         5,080

Interest expense (income) net                          2,372            (6)            (1)            --         2,365
Minority interest                                         --            13             --             --            13
                                                    --------      --------       --------       --------      --------
            Income before provision for income
               taxes                                   2,102           681            (81)            --         2,702

Provision for income taxes                               824           271            (32)            --         1,063
                                                    --------      --------       --------       --------      --------
            Net income                              $  1,278           410            (49)            --         1,639
                                                    ========      ========       ========       ========      ========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                                                            FOR THE YEAR ENDED DECEMBER 31, 1997
                                                   -------------------------------------------------------
                                                                                  NON-        CONSOLIDATED
       CONDENSED CONSOLIDATED STATEMENT              ANTEON      GUARANTOR      GUARANTOR       ANTEON
                 OF CASH FLOW                      CORPORATION  SUBSIDIARIES  SUBSIDIARIES    CORPORATION
------------------------------------------------   -----------  ------------  ------------    -----------
               (in thousands)
Net income (loss)                                   $   1,278           410             (49)        1,639
Adjustments to reconcile change in net income
   (loss) to net cash provided by operations:
Minority interest in earnings of subsidiaries              --           (13)             --           (13)
Depreciation and amortization                             843            42              10           895
Goodwill amortization                                     742            --              --           742
Amortization of noncompete agreements                   2,286            --              --         2,286
Amortization of deferred financing and contract         1,209            --              --         1,209
   costs
Loss on disposal of equipment                              16             5              --            21
Deferred income taxes                                    (943)           --              --          (943)
Changes in assets and liabilities, net of assets
   and liabilities acquired                             8,226            77             (45)        8,258
                                                    ---------     ---------       ---------     ---------
            Net cash provided by operating
               activities                              13,657           521             (84)       14,094
                                                    ---------     ---------       ---------     ---------

Cash flows from investing activities:
  Purchases of property and equipment                    (796)           (1)            (20)         (817)
  Acquisitions, net of cash                           (17,239)           --              --       (17,239)
                                                    ---------     ---------       ---------     ---------
            Net cash used in investing activities
                                                      (18,035)           (1)            (20)      (18,056)
                                                    ---------     ---------       ---------     ---------
Cash flow from financing activities
  Proceeds from bank notes payable                    199,300            --              --       199,300
  Principal payments on bank notes payable           (194,800)           --              --      (194,800)
  Initial Capitalization of Vector U.K                     --          (121)            121            --
                                                    ---------     ---------       ---------     ---------
            Net cash provided by financing
               activities                               4,500          (121)            121         4,500
                                                    ---------     ---------       ---------     ---------

Net increase (decrease) in cash                           122           399              17           538

Cash, beginning of year                                   (78)          192              --           114
                                                    ---------     ---------       ---------     ---------

Cash, end of year                                   $      44           591              17           652
                                                    =========     =========       =========     =========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following summarizes the quarterly results of operations for the years ended December 31, 1999 and 1998:


     QUARTER ENDED:                 MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31    TOTAL
       (in thousands)               --------     -------   ------------  -----------   -------
     1999

        Revenues                    $ 72,557      72,936      125,708     129,649      400,850
        Operating income               3,377       3,465        5,555       2,933       15,330
        Net income (loss) before
           extraordinary loss            555          16        1,362      (1,643)         290
        Net income (loss)                555        (447)       1,362      (1,643)        (173)

     1998

        Revenues                    $ 45,189      62,770       72,349      69,468      249,776
        Operating income               2,172       2,936        3,133       2,202       10,443
        Net income (loss)                931       1,118          832        (413)       2,468

(12) SEGMENT REPORTING

     The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

     Based on its organization, the Company operates in two business segments: the company's government contracting business and the Company's commercial custom training and performance solutions group ("Interactive Media").
     The Company's government contracting business aggregates the operations of Anteon, Vector, Techmatics and A&T.

     The Company's chief operating decision maker utilizes both revenue and earnings before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses are allocated to the segments. Allocation of overhead costs to segments are based on measures such as revenue and employee headcount. General and administrative costs are allocated to segments based on the government-required three-factor formula which uses measures of revenue, labor and net book value of fixed assets. Interest expense, investment income and income taxes are not allocated to the Company's segments.

                      ANTEON CORPORATION AND SUBSIDIARIES
          (a majority-owned subsidiary of Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     The following table presents information about the Company's segments as of and for the twelve-month period ended December 31, 1999. During 1998 and 1997, the Company operated in one segment, government contracting. Interactive Media results include the period from the date of acquisition of A&T (June 23, 1999) to December 31, 1999.

                AS OF AND FOR THE YEAR ENDED                GOVERNMENT   INTERACTIVE
                      DECEMBER 31, 1999                     CONTRACTING     MEDIA       ELIMINATIONS  CONSOLIDATED
     -----------------------------------------------------  ------------ ------------   ------------  ------------
                       (in thousands)
     Total assets                                             $ 279,677        5,499            --       285,176
                                                              =========    =========     =========     =========
     Sales to unaffiliated customers                          $ 389,127       11,723            --       400,850
     Intersegment sales                                             297           97          (394)           --
                                                              ---------    ---------     ---------     ---------
                                                                389,424       11,820          (394)      400,850
                                                              =========    =========     =========     =========

     Operating income, net                                    $  14,319        1,011                      15,330
                                                                                                       ---------
         Other income                                                                                  $  (2,545)
         Interest expense, net                                                                            16,042
                                                                                                       ---------
         Income before income taxes and extraordinary loss                                                 1,833
         Income taxes                                                                                      1,543
         Extraordinary loss, net of taxes                                                                    463
                                                                                                       ---------
         Net loss                                                                                      $    (173)
                                                                                                       =========

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Anteon Corporation and subsidiaries:

Under date of February 23, 2000, we reported on the consolidated balance sheets of Anteon Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the Company's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        KPMG LLP


McLean, Virginia
February 23, 2000

                     ANTEON CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (in thousands)

                                                                 Additions
                                                          ------------------------
                                            Balance at    Charged to    Charged to               Balance at
                                           beginning of    costs and      other                    end of
Description                                   period       expenses      accounts   Deductions     period
-----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997

    Allowance for doubtful accounts             $4,267       $            $  304      $  (577)      $3,994

YEAR ENDED DECEMBER 31, 1998

    Allowance for doubtful accounts              3,994                       840       (1,375)       3,459


YEAR ENDED DECEMBER 31, 1999

    Allowance for doubtful accounts              3,459          826          612         (696)       4,201


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANTEON CORPORATION

                                    By:
                                        -------------------------------------
                                        Joseph M. Kampf
                                        President and Chief Executive Officer

Date:   March 30, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            NAME                          TITLE                       DATE
            ----                          -----                       ----

/s/ JOSEPH M. KAMPF             President and Chief Executive     March 30, 2000
-----------------------------   Officer and Director
     Joseph M. Kampf            (Principal Executive Officer)


/s/ CARLTON B. CRENSHAW         Senior Vice President and         March 30, 2000
-----------------------------   Chief Financial and
   Carlton B. Crenshaw          Administrative Officer
                                (Principal Financial and
                                Accounting Officer)


/s/ FREDERICK J. ISEMAN         Chairman of the Board             March 30, 2000
-----------------------------   and Director
   Frederick J. Iseman


/s/ THOMAS M. COGBURN           Director                          March 30, 2000
-----------------------------
   Thomas M. Cogburn


/s/ GILBERT F. DECKER           Director                          March 30, 2000
-----------------------------
   Gilbert F. Decker


/s/ ROBERT A. FERRIS            Director                          March 30, 2000
-----------------------------
   Robert A. Ferris


/s/ PAUL KAMINSKI               Director                          March 30, 2000
-----------------------------
   Paul Kaminski


/s/ STEVEN M. LEFKOWITZ         Director                          March 30, 2000
-----------------------------
   Steven M. Lefkowitz


/s/ JOSEPH MAURELLI             Director                          March 30, 2000
-----------------------------
   Joseph Maurelli

                                  EXHIBIT INDEX

EXHIBIT                             DESCRIPTION                            PAGE

2.1 Agreement and Plan of Merger, dated as of June 7, 1999, by and among the Company, Buffalo Acquisition Corporation and Analysis & Technology, Inc. (incorporated by reference to Exhibit Z to A&T's Current Report on Form 8-K filed on June 9, 1999 (Commission File No. 0-14161)).

3.1      Articles of Incorporation (incorporated by reference to Exhibit
         3.1 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

4.1 Indenture, dated as of May 11, 1999, by and among the Company, Vector Data Systems, Inc., Techmatics, Inc. and IBJ Whitehall Bank & Trust Company, as trustee (incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.1 Stock Purchase Agreement, dated August 29, 1997, by and among the Company, Vector Data Systems, Inc. and the shareholders of Vector Data Systems, Inc. signatories thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.2 Agreement and Plan of Merger, dated May 13, 1998, by and among the Company, TM Acquisition Corp., Techmatics, Inc. and certain shareholders of Techmatics, Inc. signatories thereto (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.3 Purchase Agreement, dated May 6, 1999, by and among the Company, Vector Data Systems, Inc., Techmatics, Inc., and Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc. and Legg Mason Wood Walker, Incorporated, as initial purchasers (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.4 Credit Agreement, dated as of June 23, 1999, among the Company, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.5 Pledge Agreement, dated as of June 23, 1999, among the Company, Azimuth Technologies, Inc., Analysis & Technology, Inc., Interactive Media Corp., Techmatics, Inc., Vector Data Systems, Inc. and Mellon Bank, N.A. (incorporated by reference to Exhibit
         10.5 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.6 Indemnity, Subrogation and Contribution Agreement, dated as of June 23, 1999, among the Company, Analysis & Technology, Inc., Interactive Media Corp., Techmatics, Inc., Vector Data Systems, Inc. and Mellon Bank, N.A. (incorporated by reference to Exhibit
         10.6 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.7 Subsidiary Guarantee Agreement, dated as of June 23, 1999, among Analysis & Technology, Inc., Interactive Media Corp., Techmatics, Inc., Vector Data Systems, Inc. and Mellon Bank, N.A.
         (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.8 Security Agreement, dated as of June 23, 1999, among the Company, Analysis & Technology, Inc., Interactive Media Corp., Techmatics, Inc., Vector Data Systems, Inc. and Mellon Bank, N.A.
         (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.9 Fee Agreement, dated as of June 1, 1999, between the Company and Caxton-Iseman Capital, Inc. (incorporated by reference to Exhibit
         10.9 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

10.10 Company Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No.
         333-84835)).

12.1     Computation of ratio of earnings to fixed charges.

21.1     Subsidiaries of the Company (incorporated by reference to Exhibit
         21.1 to the Company's Registration Statement on Form S-4 filed on August 9, 1999 (Commission File No. 333-84835)).

23.1     Consent of KPMG LLP, independent accountants.

24.1     Power of Attorney (included on signature page).

27.1     Financial Data Schedule.