Form 10-Q
period 2000-03-31
ANTEON CORP
filed 2000-05-15
CIK 1090709

             Form 10-Q for ANTEON CORPORATION filed on May 15, 2000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                  --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 333-84835

                               ANTEON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Virginia                              54-1023915
     -------------------------------      ---------------------------------
     (State or other jurisdiction of      (I.R.S. Employer incorporation or
             organization)                       Identification No.)


               3211 Jermantown Road, Fairfax, Virginia 22030-2801
--------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (703) 246-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                  -------------------------------------------
                    (Former name, former address, and former
                  fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of the close of business on March 31, 2000, there were 3,559,232 outstanding shares of the registrant's common stock, par value $0.05 per share.

                                    CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

          ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                     MARCH 31, 2000 AND DECEMBER 31, 1999                      1

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999        2

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
                     1999                                                      3

                     NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                     FINANCIAL STATEMENTS                                      4

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                               11


PART II.  OTHER INFORMATION REQUIRED IN REPORT

          ITEM 1.    LEGAL PROCEEDINGS                                        18
          ITEM 2.    CHANGES IN SECURITIES                                    18
          ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                          18
          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                                         18
          ITEM 5.    OTHER INFORMATION                                        18
          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                         18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                          March 31, 2000     December 31, 1999
                                                            (Unaudited)          (Audited)
                                                             ---------           ---------
ASSETS
Current assets:
      Cash and cash equivalents                              $   1,771           $   1,061
      Accounts receivable, net                                 107,245             107,446
      Prepaid expenses and other current assets                  9,707               9,093
                                                             ---------           ---------
                                                             $ 118,723           $ 117,600
Total current assets

Due from parent                                                  7,673               7,525
Property and equipment, net                                     19,990              19,953
Goodwill, net                                                  129,371             130,563
Other assets, net                                                9,245               9,535
                                                             ---------           ---------
Total assets                                                 $ 285,002           $ 285,176
                                                             =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                       $  14,398           $  18,211
      Accrued expenses                                          41,113              35,625
      Subordinated notes payable, current portion                8,936               8,840
      Business purchase consideration payable                    5,500               5,500
      Other current liabilities, net                             1,200               1,205
                                                             ---------           ---------
Total current liabilities                                    $  71,147           $  69,381

Revolving credit facility                                        1,000               2,900
Term loan facility                                              60,000              60,000
Senior subordinated notes payable                              100,000             100,000
Deferred tax liabilities, net                                    4,857               4,921
Other long term liabilities                                      1,569               1,681
                                                             ---------           ---------
Total liabilities                                            $ 238,573           $ 238,883

Minority interest in subsidiaries                                  622                 625

Shareholders' equity:
      Common stock                                                 178                 178
      Additional paid-in capital                                40,769              40,759
      Treasury stock                                                (5)                 (5)
      Accumulated other comprehensive income (loss)                 (8)                 (5)
      Retained earnings                                          4,873               4,741
                                                             ---------           ---------
Total shareholders' equity                                   $  45,807           $  45,668
                                                             ---------           ---------
Total liabilities and shareholders' equity                   $ 285,002           $ 285,176
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

                       ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                             For the three months ended
                                                                     March 31,
                                                             -------------------------
                                                               2000            1999
                                                             ---------       ---------
Revenues                                                     $ 125,700       $  72,557
Costs of revenues                                              109,479          64,243
                                                             ---------       ---------
      Gross profit                                              16,221           8,314
Operating expenses:
      General and administrative expenses                        9,095           4,198
      Amortization of noncompete agreements                        227             227
      Goodwill amortization                                      1,209             512
      Cost of acquisitions                                          17              --
                                                             ---------       ---------
           Total operating expenses                             10,548           4,937
                                                             ---------       ---------
           Operating income                                      5,673           3,377
Interest expense, net of interest income of $71 and $47
  respectively                                                   5,403           2,269
Minority interest in earnings (losses) of subsidiaries              (3)              9
                                                             ---------       ---------
Income before provision for income taxes                           273           1,099
Provision for income taxes                                         142             544
                                                             ---------       ---------

Net income (loss)                                            $     131       $     555
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

                       ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                           For the three months ended
                                                                       ----------------------------------
                                                                       March 31, 2000      March 31, 1999
                                                                       --------------      --------------
OPERATING ACTIVITIES:
       Net income (loss)                                                  $     131           $     555
       Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities
          Depreciation and amortization                                       1,105                 512
          Noncompete amortization                                               227                 227
          Amortization of goodwill                                            1,209                 512
          Amortization of deferred financing fees                               295                 301
          Deferred income taxes                                                 200                  26
          Minority interest in earnings (losses) of subsidiaries                 (3)                  9
       Changes in assets and liabilities                                        683              (6,424)
                                                                          ---------           ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                          3,847              (4,282)
                                                                          ---------           ---------
INVESTING ACTIVITIES:
       Purchases of property, buildings, and equipment                       (1,142)               (846)
       Purchases of long-term investments                                        --              (3,040)
       Other, net                                                               (17)                (30)
                                                                          ---------           ---------
NET CASH USED FOR INVESTING ACTIVITIES                                       (1,159)             (3,916)
                                                                          ---------           ---------
FINANCING ACTIVITIES:
       Proceeds from bank notes payable                                          --              65,200
       Principal payments on bank notes payable                                 (88)            (56,300)
       Proceeds from revolving facility                                     102,500                  --
       Principal payments on revolving facility                            (104,400)                 --
       Proceeds from issuance of common stock                                    10                   2
                                                                          ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    (1,978)              8,902
                                                                          ---------           ---------
CASH AND CASH EQUIVALENTS:
       Net increase (decrease) in cash and cash equivalents                     710                 704
       Balance at beginning of period                                         1,061                 156
                                                                          ---------           ---------

       Balance at end of period                                           $   1,771           $     860
                                                                          =========           =========

Supplemental disclosure of cash flow information:
       Interest paid                                                      $   2,092               2,079
       Income taxes paid                                                         63                   6
                                                                          =========           =========

See accompanying notes to unaudited condensed consolidated financial statements.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999


(1) BASIS OF PRESENTATION

      The unaudited interim financial information for the three months ended March 31, 2000 and March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three months ended March 31, 2000 may not be indicative of the results of operations for the year ending December 31, 2000 or any future period. This financial information should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto.

(2) PRO FORMA RESULTS FOR ACQUISITION OF ANALYSIS & TECHNOLOGY, INC.

      On June 23, 1999, the Company acquired all of the outstanding stock of Analysis & Technology, Inc. ("A&T"), a provider of systems and engineering technologies, technology-based training systems, and information technologies to the U.S. Government and commercial customers. The total purchase price paid, including transaction costs, was $115.5 million and has been allocated to the assets and liabilities.

      The following unaudited pro forma summary presents consolidated information as if the acquisition of A&T had occurred as of January 1, 1999. The pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entity (in thousands):

                                 THREE MONTHS ENDED      THREE MONTHS ENDED
                                       MARCH 31,              MARCH 31,
                                         2000                   1999
                                 ------------------      ------------------

      Total revenues                   125,700                 118,241
      Total expenses                   125,569                 120,245
                                      --------                --------
      Net income (loss)                    131                  (2,004)
                                      ========                ========

(3) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION

      Under the terms of the Senior Subordinated Notes, the Company's wholly-owned domestic subsidiaries (the "Subsidiary Guarantors") are guarantors of the Senior Subordinated Notes. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for Anteon Corporation.

                                                                          AS OF MARCH 31, 2000
                                               ---------------------------------------------------------------------------
                                                                                                              CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED                 ANTEON        GUARANTOR      NON-GUARANTOR    ELIMINATION       ANTEON
BALANCE SHEET                                  CORPORATION    SUBSIDIARIES    SUBSIDIARIES       ENTRIES       CORPORATION
       (AMOUNTS IN THOUSANDS)                  -----------    ------------    ------------       -------       -----------
Cash                                            $     869       $     394       $     508       $      --       $   1,771
Receivables                                        44,491          62,018             736              --         107,245
Other current assets                               10,342            (763)            128              --           9,707
Property and equipment, net                         3,221          16,702              67              --          19,990
Due from parent                                    (3,030)         10,826            (123)             --           7,673
Investment in and advances to subsidiaries         54,398              --              --         (54,398)             --
Goodwill, net                                     129,371              --              --              --         129,371
Other long-term assets                              7,068           2,175               2              --           9,245
                                                ---------       ---------       ---------       ---------       ---------
Total assets                                    $ 246,730       $  91,352       $   1,318       $ (54,398)      $ 285,002
                                                =========       =========       =========       =========       =========

Indebtedness                                    $ 175,436       $      --       $      --       $      --       $ 175,436
Accounts payable                                   10,930           3,267             201              --          14,398
Accrued expenses                                   21,371          19,285             457              --          41,113
Other current liabilities                             837             363              --              --           1,200
Other long-term liabilities                         4,784           1,569              73              --           6,426
                                                ---------       ---------       ---------       ---------       ---------
Total liabilities                                 213,358          24,484             731               0         238,573

Minority interest in subsidiaries                      --              --              73             549             622
Total stockholders' equity                         33,372          66,868             514         (54,947)         45,807
                                                ---------       ---------       ---------       ---------       ---------
Total liabilities and stockholders' equity      $ 246,730       $  91,352       $   1,318       $ (54,398)      $ 285,002
                                                =========       =========       =========       =========       =========

                                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                    --------------------------------------------------------------------------
                                                                                                                  CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF         ANTEON         GUARANTOR    NON-GUARANTOR    ELIMINATION       ANTEON
   OPERATIONS                                       CORPORATION    SUBSIDIARIES    SUBSIDIARIES      ENTRIES       CORPORATION
   ----------                                       -----------    ------------    ------------      -------       -----------

              (AMOUNTS IN THOUSANDS)
Revenues                                             $  48,277       $  77,039      $     754       $    (370)      $ 125,700
Cost of revenues                                        43,699          65,458            692            (370)        109,479
                                                     ---------       ---------      ---------       ---------       ---------

Gross profit                                             4,578          11,581             62               0          16,221
Total operating expenses                                 3,699           6,840              9              --          10,548
                                                     ---------       ---------      ---------       ---------       ---------

Operating income                                           879           4,741             53               0           5,673
Interest expense (income), net                           5,364              36              3              --           5,403
Minority interest in earnings (losses) of
   subsidiaries                                             --              --             (3)             --              (3)
                                                     ---------       ---------      ---------       ---------       ---------

Income (loss) before provision for income taxes
                                                        (4,485)          4,705             53               0             273
Provision (benefit) for income taxes                    (1,780)          1,908             14              --             142
                                                     ---------       ---------      ---------       ---------       ---------

Net income (loss)                                    $  (2,705)      $   2,797      $      39       $       0       $     131
                                                     =========       =========      =========       =========       =========

                                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                                     ------------------------------------------------------------
                                                                                                                     CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                ANTEON        GUARANTOR      NON-GUARANTOR      ANTEON
                                                                     CORPORATION     SUBSIDIARIES    SUBSIDIARIES     CORPORATION
                                                                     -----------     ------------    ------------     -----------
                      (AMOUNTS IN THOUSANDS)
Net income (loss)                                                     $  (2,705)      $   2,800       $      36       $     131
Adjustments to reconcile change in net income (loss) to net cash provided by operations:
  Depreciation and amortization                                             225             875               5           1,105
  Amortization of Goodwill                                                1,209              --              --           1,209
  Amortization of noncompetes                                               227              --              --             227
  Amortization of deferred financing fees                                   295              --              --             295
  Deferred Income Taxes                                                     200              --              --             200
  Minority interest in earnings of subsidiaries                              --              (3)             --              (3)
  Changes in assets and liabilities                                       3,464          (2,676)           (105)            683
                                                                      ---------       ---------       ---------       ---------
   Net cash provided by (used for) operating activities                   2,915             996             (64)          3,847
                                                                      ---------       ---------       ---------       ---------
Cash flows from investing activities:
   Purchases of property and equipment                                     (373)           (768)             (1)         (1,142)
   Other, net                                                               (17)             --              --             (17)
                                                                      ---------       ---------       ---------       ---------
   Net cash used for investing activities                                  (390)           (768)             (1)         (1,159)
                                                                      ---------       ---------       ---------       ---------
Cash flow from financing activities:
   Payments on A&T's notes payable                                           --             (88)             --             (88)
   Proceeds from revolving facility                                     102,500              --              --         102,500
   Principal payments on revolving facility                            (104,400)             --              --        (104,400)
   Initial capitalization of joint venture                                  246            (246)             --              --
   Proceeds from issuance of common stock                                    10              --              --              10
                                                                      ---------       ---------       ---------       ---------
   Net cash provided by (used for) financing activities                  (1,644)           (334)             --          (1,978)
                                                                      ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                        881            (106)            (65)            710
Cash and cash equivalents beginning of year                                 (11)            499             573           1,061
                                                                      ---------       ---------       ---------       ---------
Cash and cash equivalents end of year                                 $     870       $     393       $     508       $   1,771
                                                                      =========       =========       =========       =========

                                                                  FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                    ---------------------------------------------------------------------
                                                                                                             CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED                      ANTEON        GUARANTOR    NON-GUARANTOR  ELIMINATION     ANTEON
STATEMENT OF OPERATIONS                             CORPORATION    SUBSIDIARIES  SUBSIDIARIES     ENTRIES     CORPORATION
-----------------------                             -----------    ------------  ------------     -------     -----------
              (AMOUNTS IN THOUSANDS)
Revenues                                             $ 47,239       $ 24,406       $  1,028      $   (116)      $ 72,557
Cost of revenues                                       42,705         20,708            946          (116)        64,243
                                                     --------       --------       --------      --------       --------

Gross profit                                            4,534          3,698             82            --          8,314
Total operating expenses                                2,609          2,307             21            --          4,937
                                                     --------       --------       --------      --------       --------

Operating income                                        1,925          1,391             61            --          3,377
Interest expense (income), net                          2,289            (26)             6            --          2,269
Minority interest in earnings of subsidiaries
                                                           --             --              9            --              9
                                                     --------       --------       --------      --------       --------

Income (loss) before provision for income taxes
                                                         (364)         1,417             46            --          1,099
Provision (benefit) for income taxes                      (54)           582             16            --            544
                                                     --------       --------       --------      --------       --------

Net income (loss)                                    $   (310)      $    835       $     30      $     --       $    555
                                                     ========       ========       ========      ========       ========

                                                                     FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                            --------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED                                                                        CONSOLIDATED
STATEMENT OF CASH FLOWS                                       ANTEON        GUARANTOR   NON-GUARANTOR      ANTEON
                                                            CORPORATION   SUBSIDIARIES   SUBSIDIARIES    CORPORATION
                                                            -----------   ------------   ------------    -----------
                      (AMOUNTS IN THOUSANDS)
Net income (loss)                                            $   (309)      $    835       $     29       $    555
Adjustments to reconcile change in net
  income (loss) to net cash
   provided by operations:
  Depreciation and amortization                                   217            288              7            512
 Amortization of Goodwill                                         512             --             --            512
  Amortization of noncompetes                                     227             --             --            227
  Amortization of deferred financing fees                         301             --             --            301
  Deferred income taxes                                            --             --             26             26
  Minority interest in earnings of subsidiaries                    --             --              9              9
  Changes in assets and liabilities                            (6,152)          (274)             2         (6,424)
                                                             --------       --------       --------       --------
   Net cash provided by (used for) operating activities        (5,204)           849             73         (4,282)
                                                             --------       --------       --------       --------
Cash flows from investing activities:
   Purchases of property and equipment                           (593)          (220)           (33)          (846)
   Acquisitions, net of cash acquired                             (30)            --             --            (30)
   Cost of investments                                         (3,040)            --             --         (3,040)
                                                             --------       --------       --------       --------
   Net cash used for investing activities                      (3,663)          (220)           (33)        (3,916)
                                                             --------       --------       --------       --------
Cash flow from financing activities:
   Proceeds from bank notes payable                            65,200             --             --         65,200
   Principal payments on bank notes payable                   (56,300)            --             --        (56,300)
   Proceeds from issuance of common stock                           2             --             --              2
                                                             --------       --------       --------       --------
   Net cash provided by financing activities                    8,902             --             --          8,902
                                                             --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents               35            629             40            704
Cash and cash equivalents beginning of year                       154           (233)           235            156
                                                             --------       --------       --------       --------
Cash and cash equivalents end of year                        $    189       $    396       $    275       $    860
                                                             ========       ========       ========       ========

(4) SEGMENT INFORMATION

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

      The Company's chief operating decision maker utilizes both revenue and earnings before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses are allocated to the segments. Allocation of overhead costs to segments is based on measures such as headcount. General and administrative costs are allocated to segments based on the government-required three-factor formula which uses measures of revenue, labor and net book value of fixed assets. Interest expense, investment income and income taxes are not allocated to the Company's segments.

                                                                THREE MONTHS ENDED MARCH 31, 2000
                                                                       (AMOUNTS IN THOUSANDS)

                                                                    INTERACTIVE
                                                      ANTEON           MEDIA      ELIMINATIONS    CONSOLIDATED
                                                     ---------       ---------    ------------    ------------
Total assets                                         $ 278,006       $   6,996      $      --       $ 285,002
                                                     =========       =========      =========       =========

Sales to unaffiliated customers                        118,551           7,149             --         125,700
Intersegment sales                                           1              84            (85)             --
                                                     ---------       ---------      ---------       ---------
Total revenues                                       $ 118,552       $   7,233      $     (85)      $ 125,700

Operating income                                         5,133             540             --           5,673
    Minority interest in losses of subsidiaries                                                            (3)
    Interest expense, net                                                                               5,403

    Provision for income taxes                                                                            142
                                                                                                    ---------
    Net loss                                                                                        $     131
                                                                                                    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward-looking statements discuss the Company's backlog, liquidity, capital resources. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: the integration of A&T into our business, general economic and business conditions, program funding priorities, changes in Federal government procurement laws, regulations and policies, budget reductions in defense programs, technological changes, delays in the development and acceptance of new commercial products, pricing pressures from competitors and/or customers, and our ability to attract and retain qualified personnel.

GENERAL

      Anteon is a leading provider of advanced information technology and engineering services principally to a wide range of customers within the U.S. Federal government. The Company serves hundreds of governmental clients through over 40 offices worldwide. The Company has performed work for all 14 Cabinet-level agencies, designing, maintaining and upgrading critical elements of the government's information technology infrastructure, such as emergency response, defense, intelligence, logistics and financial management systems. The Federal government is among the world's largest purchasers of information technology with expected total expenditures in fiscal 2000 in excess of $30 billion. In April 1996 an investor group led by affiliates of Caxton-Iseman Capital, Inc. acquired Ogden Professional Services Corporation, which was renamed Anteon Corporation. Since that acquisition, the Company has implemented a strategy designed to increase revenues through internal growth and acquisitions, improve earnings before interest, taxes, depreciation and amortization, profit margins and improve asset turnover.

      The contracts the Company performs may be categorized into three primary types: time and materials ("time and materials"), cost-plus fixed fee reimbursement ("cost-plus") and firm fixed price ("fixed price"). Revenue recognition for time and materials contracts is recorded at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of our costs. Cost-plus contracts provide less risk than other contract types because the Company is reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative charges, and is paid a fixed fee for work performed. Revenues are recognized under fixed price contracts based on the percentage-of-completion method. The Company may be exposed to cost overruns if the Company encounters variances from estimated costs under fixed price contracts. Accordingly, the Company attempts to minimize the number of fixed price contracts, particularly for advanced software development projects.

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

      Anteon's costs may be categorized as direct costs such as labor and related fringe costs which are directly attributable to contract performance, and indirect costs such as corporate overhead which are not directly attributable to contract performance. Under our time and materials and cost-plus contracts, the Company charges direct costs and an agreed-upon portion of indirect costs to the customer. A key element in the successful bidding and execution of contracts is the control of indirect costs. The Company has developed comprehensive management information and resource management systems in order to increase the productivity of the finance and administrative support areas. As a result of these efforts, the Company's indirect costs have grown at rates much lower than overall revenues.

      In each year a significant portion of the Company's revenues is derived from contract backlog and a significant portion of that backlog represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which the Company is the incumbent provider. Proper management of contracts is critical to the overall financial success of Anteon and the Company believes that it manages costs effectively. This allows the Company to be highly competitive on price. The demonstrated performance record and service excellence have enabled the Company to maintain its position as an incumbent service provider on all major contracts that have been recompeted over the past three years, while increasing backlog from $428 million in 1996 to $2.1 billion at March 31, 2000, of which $203 million was funded as of March 31, 2000. The Company's total backlog represents the aggregate contract revenue remaining to be earned by the Company at a given time over the life of its contracts. When more than one company is awarded contracts for a given work requirement, the Company includes in total backlog its estimate of the contract revenue it expects to earn over the remaining life of the contract. Funded backlog, is based upon amounts actually appropriated by a customer for payment of goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total contract backlog is not funded.

RESULTS OF OPERATIONS

A summary of comparative results for the quarters ended March 31, 2000 and March 31, 1999 is as follows:

                             QUARTER ENDED MARCH 31
                             (amounts in thousands)
-----------------------------------------------------------------------------
                                                                   PERCENTAGE
                                       2000             1999         CHANGE
                                     ---------       ---------     ----------

Revenue                              $ 125,700       $  72,557         73.2%

Operating income                     $   5,673       $   3,377         67.9%

Income before provision for income
    taxes                            $     273       $   1,099        (75.2%)

Net income (loss)                    $     131      $     555         (76.4%)


      Revenue increased 73.2% to $125.7 million for the quarter ended March 31, 2000 from $72.6 million for the quarter ended March 31, 1999. The increases in revenue were attributable to internal growth in several business units as well as the addition on June 23, 1999 of the Company's latest acquisition, A&T. For the quarter ended March 31, 2000, internal growth was 7%. It was driven by an increase in the Company's Products Applications and Services ("PAS"), Systems Engineering ("Techmatics") Group and gains recorded on contracts closed out during the period. In addition, A&T provided $50.4 million in revenue during the first quarter of 2000.

      Operating income increased 67.9% for the quarter ended March 31, 2000 to $5.7 million from $3.4 million for the quarter ended March 31, 1999. Operating earnings as a percentage of revenue (operating margin) decreased to 4.5% compared with 4.6% in the prior year comparable quarter. The decreased operating earnings margin for the quarter resulted from an increase in goodwill amortization attributed to the purchase of A&T in June 1999. However, A&T contributed $3.0 million to earnings with an above average company wide margin during the first quarter.

      Cost of Revenues increased $45.2 million from first quarter 1999 to first quarter 2000. Over 90% of this increase, or $40.9 million, was due to the addition of A&T in June of 1999. An additional 8% of the increase, or $3.7M, was due to costs related to increased sales of the PAS business unit.

       G&A expenses increased $4.2 million from first quarter 1999 to first quarter 2000 due primarily to the addition of the AT&T. G&A expenses also increased due to additional costs incurred in support of the growing PAS and ANTEON/CITI ("Criminal Investigative Technology, Inc.") businesses.

      Interest expense increased for the three month period ended March 31, 2000 from the comparable period of 1999 due primarily to the $100 million in 12% senior subordinated notes which we issued in May 1999. In addition, greater interest expense was incurred for deferred loan and financing fee amortization.

      Earnings before income taxes decreased 75.2% to $0.2 million in the first quarter of fiscal 2000 from $1.1 million in the first quarter of 1999. This was due primarily to the increased interest expense for the 12% senior subordinated notes and goodwill amortization related to the A&T acquisition. The Company's effective tax rate was 52.0% for the three-month period ended March 31, 2000 compared with 49.5% for the three-month period ended March 31, 1999. The higher effective tax rate in the current quarter was due primarily to an increase in nondeductible amortization of goodwill associated with the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated $3.8 million in cash from operations for the quarter ended March 31, 2000. By comparison, the Company had a $4.3 million cash outflow for the quarter ended March 31, 1999. The cash flow improvement during the first quarter was attributable to improvements in the Company's billing and collection processes. Contract receivables totaled $107.2 million at March 31, 2000 and represented 38% of total assets at that date. In addition to interest payments on the New Credit Facility, the Company has interest payments of $12 million due in 2000 for the Senior Subordinated Notes. These payments will be made in $6 million increments in each of May 2000 and November 2000. For the first quarter of 2000, net cash used by investing activities was $1.2 million. The primary use of cash in the first quarter was to pay down the company's revolving line of credit.

      The total funds available to the Company under its New Credit Facility as of March 31, 2000 were $14.5 million and, in the opinion of management, are sufficient to meet ongoing working capital requirements for the next 12 months. Borrowings under the Revolving Credit Facility were $1.0 million as of March 31, 2000.

      As of March 31, 2000 the Company does not have any major capital commitments greater than $1.0 million.

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


                            ANTEON CORPORATION


Date: May 15, 2000
                            ----------------------------------------------------
                            Joseph Kampf - President and Chief Executive Officer



Date: May 15, 2000
                            ----------------------------------------------------
                            Carlton B. Crenshaw - Senior Vice President of
                                                  Finance and Administrative
                                                  and Chief Financial Officer

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

           NONE.

ITEM 5.    OTHER INFORMATION

           NONE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A.   EXHIBITS

                    27.1       FINANCIAL DATA SCHEDULE

           B.   REPORTS ON FORM 8-K

                    The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                  EXHIBIT INDEX


Exhibit Number                 Description of Documents

     27                        Financial Data Schedules

                                -   For the quarter ended March 31, 2000