Form 10-Q
period 2000-06-30
ANTEON CORP
filed 2000-08-21
CIK 1090709

            Form 10-Q for ANTEON CORPORATION filed on August 21, 2000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                  --------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934


                        Commission file number 333-84835

                               ANTEON CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                              54-1023915
     -------------------------------             -------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

               3211 Jermantown Road, Fairfax, Virginia 22030-2801
--------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (703) 246-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not Applicable
           ----------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

As of the close of business on August 16, 2000, there were 3,563,152 outstanding shares of the registrant's common stock, par value $0.05 per share.

                                    CONTENTS

                                                                          PAGE
PART I.   FINANCIAL INFORMATION

    ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
               JUNE 30, 2000 AND DECEMBER 31, 1999                          1

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND
               JUNE 30, 1999                                                2

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999     3

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS                                         4

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                  11

    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                           13


PART II.  OTHER INFORMATION REQUIRED IN REPORT

    ITEM 1.    LEGAL PROCEEDINGS                                           18
    ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                   18
    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             18
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                            18
    ITEM 5.    OTHER INFORMATION                                           18
    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ANTEON CORPORATION AND SUBSIDIARIES
            (A majority-owned subsidiary of Azimuth Technologies, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                    June 30, 2000  December 31, 1999
                                                    --------------------------------
                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                       $   1,309      $   1,061
    Accounts receivable, net                          120,304        107,446
    Prepaid expenses and other current assets           6,549          9,093
                                                    ---------      ---------
Total current assets                                $ 128,162      $ 117,600
Property and equipment, net                            20,056         19,953
Goodwill, net                                         122,786        130,563
Other intangibles, net                                  7,583             --
Other assets, net                                       9,091          9,535
                                                    ---------      ---------
Total assets                                        $ 287,678      $ 277,651
                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                $  19,680      $  18,211
    Accrued expenses                                   37,827         35,625
    Subordinated notes payable, current portion            --          8,840
    Business purchase consideration payable                --          5,500
    Other current liabilities, net                        369          1,205
                                                    ---------      ---------
Total current liabilities                           $  57,876      $  69,381

Revolving credit facility                              21,600          2,900
Term loan facility                                     60,000         60,000
Senior subordinated notes payable                     100,000        100,000
Deferred tax liabilities, net                           8,349          4,921
Other long term liabilities                             1,482          1,681
                                                    ---------      ---------
Total liabilities                                   $ 249,307      $ 238,883

Minority interest in subsidiaries                         627            625

Shareholders' equity:
    Common stock                                          178            178
    Additional paid-in capital                         33,038         33,234
    Treasury stock                                         (5)            (5)
    Accumulated other comprehensive income
      (loss)                                              (22)            (5)
    Retained earnings                                   4,555          4,741
                                                    ---------      ---------
Total shareholders' equity                          $  37,744      $  38,143
                                                    ---------      ---------
Total liabilities and shareholders' equity            287,678        277,651
                                                    =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      ANTEON CORPORATION AND SUBSIDIARIES
           (A majority-owned subsidiary of Azimuth Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)


                                                        Three months ended            Six months ended
                                                             June 30,                     June 30,
                                                    -------------------------   --------------------------
                                                       2000           1999          2000           1999
                                                    ----------     ----------   -----------      ---------

Revenues                                            $ 130,284      $  73,052      $ 255,984      $ 145,609
Costs of revenues                                     113,129         64,333        222,608        128,576
                                                    ---------      ---------      ---------      ---------
     Gross profit                                      17,155          8,719         33,376         17,033
Operating expenses:
     General and administrative expenses                9,595          4,709         18,690          8,907
     Amortization of noncompete agreements                221            227            448            454
     Goodwill amortization                                995            512          2,204          1,024
     Intangible amortization                            1,717             --          1,717             --
     Cost of acquisitions                                   2             --             19             --
                                                    ---------      ---------      ---------      ---------
        Total operating expenses                       12,530          5,448         23,078         10,385
                                                    ---------      ---------      ---------      ---------
        Operating income                                4,625          3,271         10,298          6,648
Interest expense, net of interest income of
  $98, $635, $169, $682, respectively                   5,341          3,231         10,744          5,500
Minority interest in earnings of subsidiaries               5              8              2             17
                                                    ---------      ---------      ---------      ---------
Income before provision for income taxes                 (721)            32           (448)         1,131
Provision for income taxes                               (403)            53           (261)            597
                                                    ---------      ---------      ---------      ---------

Income (loss) before extraordinary item                  (318)           (21)          (187)           534

Extraordinary item-loss on early extinguishment
  of debt, net of income taxes of $309 in 1999             --            463             --            463
                                                    ---------      ---------      ---------      ---------

Net income (loss)                                   $    (318)     $    (484)     $    (187)     $      71
                                                    =========      =========      =========      =========



See accompanying notes to unaudited condensed consolidated financial statements.

                      ANTEON CORPORATION AND SUBSIDIARIES
           (A majority-owned subsidiary of Azimuth Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                      For the six months ended
                                                                    ----------------------------
                                                                    June 30, 2000  June 30, 1999
                                                                    -------------  -------------
OPERATING ACTIVITIES:
     Net income (loss)                                              $    (187)     $      71
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
        Extraordinary loss                                                 --            772
        Loss on sale of assets                                            117             --
        Depreciation and amortization                                   2,865            996
        Amortization of noncompete                                        448            454
        Amortization of goodwill                                        2,204          1,024
        Amortization of other intangible assets                         1,717             --
        Amortization of deferred financing fees                           590            102
        Deferred income taxes                                             (44)            38
        Minority interest in earnings of subsidiaries                       2             17
     Changes in assets and liabilities, net of acquired assets
         and liabilities                                               (7,662)         6,128
                                                                    ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  50          9,602
                                                                    ---------      ---------
INVESTING ACTIVITIES:
     Purchases of property, buildings, and equipment                   (3,007)        (1,255)
     Payment of Techmatics earn-out                                    (5,500)            --
     Acquisition of A&T, net of cash acquired                             (56)      (115,446)
     Purchases of long-term investments                                    --         (1,939)
     Other, net                                                            40            (30)
                                                                    ---------      ---------
NET CASH USED FOR INVESTING ACTIVITIES                                 (8,523)      (118,670)
                                                                    ---------      ---------
FINANCING ACTIVITIES:
     Proceeds from bank notes payable                                      --        212,000
     Principal payments on bank notes payable                              --       (209,400)
     Proceeds from senior sub notes payable                                --        100,000
     Principal payments on notes payable                                 (173)            --
     Principal payments on subordinated notes payable and other
       consideration                                                   (9,850)        (4,925)
     Proceeds from revolving facility                                 234,300             --
     Principal payments on revolving facility                        (215,600)            --
     Deferred financing costs                                              --         (8,535)
     Proceeds from issuance of common stock                                44         22,536
                                                                    ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               8,721        111,676
                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS:
     Net increase in cash and cash equivalents                            248          2,608
     Balance at beginning of period                                     1,061            156
                                                                    ---------      ---------

     Balance at end of period                                       $   1,309      $   2,764
                                                                    =========      =========

Supplemental disclosure of cash flow information:
     Interest paid                                                  $   9,349      $   4,856
     Income taxes paid, net of refunds                                 (1,703)            25
                                                                    =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

(1) BASIS OF PRESENTATION

        The information furnished in the accompanying unaudited Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three and six months ended June 30, 2000 may not be indicative of the results of operations for the year ending December 31, 2000 or any future period. This financial information should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto.

        On May 5, 2000, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock of the Company to 17,661,840 and a four-for-one stock split, subject to the approval of the shareholders and effective upon the filing of an Amendment to the Articles of Incorporation of the Company with the Commonwealth of Virginia. The Board of Directors also approved, subject to shareholder approval, an amendment to the Anteon Corporation Omnibus Stock Plan to increase the number of shares of common stock available for stock option grants from 575,000 to 675,000.

        Certain fiscal year 1999 amounts have been reclassified to conform to the June 30, 2000, unaudited condensed consolidated financial statement presentation. During the current quarter the Company reclassified $7.9 million in Due From Parent as a reduction of Additional Paid in Capital.

        The Company had software sales of approximately $615,000 at June 30, 2000 and $0 at June 30, 1999. Software revenue is generated from licensing software and providing services, including maintenance and technical support, and consulting. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fees is considered probable. Services revenue consists of maintenance and technical support and is recognized ratably over the service period. Other services revenues are recognized as the related services are provided.

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

        The Company obtained an independent appraisal for the allocation of the purchase price related to the acquisition of A&T. In addition to goodwill, the appraisal identified two intangible assets ("other intangible assets"), workforce in place and contract backlog. Based on the results of the valuation the Company has adjusted its preliminary purchase price allocation from goodwill to other intangibles as follows:

                                                                Estimated Useful
                                                                      Life
                                                                ----------------
        Workforce                                 $2,500,000         7 years
        Contract backlog                          $6,800,000         5 years

        The Company recorded approximately $1.5 million in amortization expense in the second quarter ended June 30, 2000 to retroactively adjust amortization expense to the date of acquisition, related to the above identifiable intangible assets.

        The Company recorded an increase to goodwill related to the A&T acquisition of approximately $269,000 related to an adjustment to the fair value of a building to be disposed of.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


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


                                               SIX MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                                     2000                    1999
                                               -----------------       ----------------
Total revenues                                     255,984              235,706
Total expenses                                     256,171              236,711
                                                  --------             --------

Net income (loss)                                     (187)              (1,005)
                                                  ========             ========

                       ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

(3) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION

        Under the terms of the Senior Subordinated Notes, the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries") are guarantors of the Senior Subordinated Notes. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Guarantor Subsidiaries, the Company's non-guarantor subsidiaries and for Anteon Corporation.



                                                                       AS OF JUNE 30, 2000
                                              ------------------------------------------------------------------------
                                                                                                          CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED               ANTEON          GUARANTOR     NON-GUARANTOR   ELIMINATION     ANTEON
BALANCE SHEET                                CORPORATION      SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CORPORATION
                                             -----------      ------------   ------------- -------------  ------------
           (AMOUNTS IN THOUSANDS)
Cash                                           $     439      $     240      $     630     $      --      $   1,309
Receivables                                       51,626         68,242            436            --        120,304
Other current assets                               8,278         (1,772)            43            --          6,549
Property and equipment, net                        3,489         16,510             57            --         20,056
Investment in and advances to subsidiaries        54,398             --             --       (54,398)            --
Goodwill, net                                    122,786             --             --            --        122,786
Other intangibles, net                             7,583             --             --            --          7,583
Other long-term assets                             6,664          2,425              2            --          9,091
                                               ---------      ---------      ---------     ---------      ---------
Total assets                                   $ 255,263      $  85,645      $   1,168     $ (54,398)     $ 287,678
                                               =========      =========      =========     =========      =========

Indebtedness                                   $ 181,600      $      --      $      --     $      --      $ 181,600
Accounts payable                                  10,267          9,201            212            --         19,680
Accrued expenses                                  20,944         16,615            268            --         37,827
Other current liabilities                             --            369             --            --            369
Other long-term liabilities                        8,349          1,482             --            --          9,831
                                               ---------      ---------      ---------     ---------      ---------
Total liabilities                                221,160         27,667            480            --        249,307

Minority interest in subsidiaries                     --             --             78           549            627
Total stockholders' equity                        34,103         57,978            610       (54,947)        37,744
                                               ---------      ---------      ---------     ---------      ---------
Total liabilities and stockholders' equity     $ 255,263      $  85,645      $   1,168     $ (54,398)     $ 287,678
                                               =========      =========      =========     =========      =========


                                                              FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                              ------------------------------------------------------------------------
                                                                                                          CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED               ANTEON          GUARANTOR     NON-GUARANTOR   ELIMINATION     ANTEON
STATEMENT OF OPERATIONS                      CORPORATION      SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CORPORATION
                                             -----------      ------------   ------------- -------------  ------------
           (AMOUNTS IN THOUSANDS)
Revenues                                       $  98,059      $ 157,538      $   1,293     $    (906)     $ 255,984
Cost of revenues                                  87,749        134,531          1,234          (906)       222,608
                                               ---------      ---------      ---------     ---------      ---------
Gross profit                                      10,310         23,007             59            --         33,376
Total operating expenses                           9,543         13,519             16            --         23,078
                                               ---------      ---------      ---------     ---------      ---------
Operating income                                     767          9,488             43            --         10,298
Interest expense, net                             10,714             30             --            --         10,744
Minority interest in earnings of
  subsidiaries                                        --             --              2            --              2
                                               ---------      ---------      ---------     ---------      ---------
Income (loss) before provision for income
  taxes                                           (9,947)         9,458             41            --           (448)
Provision (benefit) for income taxes              (4,055)         3,769             25            --           (261)
                                               ---------      ---------      ---------     ---------      ---------
Net income (loss)                              $  (5,892)     $   5,689      $      16     $      --      $    (187)
                                               =========      =========      =========     =========      =========


                                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                    ---------------------------------------------------------
                                                                                                 CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF          ANTEON       GUARANTOR     NON-GUARANTOR     ANTEON
CASH FLOWS                                          CORPORATION    SUBSIDIARIES    SUBSIDIARIES  CORPORATION
                                                    -----------    ------------   -------------  ------------
            (AMOUNTS IN THOUSANDS)
Net income (loss)                                   $  (5,892)     $   5,689      $      16      $    (187)
Adjustments to reconcile change in net income
  (loss) to net cash provided by operations:
  Loss on sale of assets                                   --            117             --            117
  Depreciation and amortization                           462          2,400              3          2,865
  Amortization of noncompetes                             448             --             --            448
  Amortization of goodwill                              2,204             --             --          2,204
  Amortization of intangible assets                     1,717             --             --          1,717
  Amortization of deferred financing fees                 590             --             --            590
  Deferred Income Taxes                                   (39)             68            (73)          (44)
  Minority interest in earnings of subsidiaries             2             --             --              2
  Changes in assets and liabilities                    (1,787)        (5,975)           100         (7,662)
                                                    ---------      ---------      ---------      ---------
  Net cash provided by (used for) operating
    activities                                         (2,295)         2,299             46             50
                                                    ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment                    (879)        (2,139)            11         (3,007)
  Payment of Techmatics earn-out                       (5,500)            --             --         (5,500)
  Other, net                                              (16)            --             --            (16)
                                                    ---------      ---------      ---------      ---------
  Net cash used for investing activities               (6,395)        (2,139)            11         (8,523)
                                                    ---------      ---------      ---------      ---------
Cash flow from financing activities:
  Principal payments notes payable                         --           (173)            --           (173)
  Principal payments on subordinated notes
      payable and other consideration                  (9,850)            --             --         (9,850)
  Proceeds from revolving facility                    234,300             --             --        234,300
  Principal payments on revolving facility           (215,600)            --             --       (215,600)
  Initial capitalization of joint venture                 246           (246)            --             --
  Proceeds from issuance of common stock                   44             --             --             44
                                                    ---------      ---------      ---------      ---------
  Net cash provided by (used for) financing
      activities                                        9,140           (419)            --          8,721
                                                    ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash
  equivalents                                             450           (259)            57            248
Cash and cash equivalents beginning of year               (11)           499            573          1,061
                                                    ---------      ---------      ---------      ---------
Cash and cash equivalents end of year               $     439      $     240      $     630      $   1,309
                                                    =========      =========      =========      =========


                                                       FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                            --------------------------------------------------------------------
                                                                                                   CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED              ANTEON       GUARANTOR    NON-GUARANTOR  ELIMINATION    ANTEON
STATEMENT OF OPERATIONS                     CORPORATION   SUBSIDIARIES  SUBSIDIARIES    ENTRIES     CORPORATION
                                            -----------   ------------  -------------  -----------  ------------
       (AMOUNTS IN THOUSANDS)
Revenues                                    $ 94,117      $ 50,020      $  1,775     $   (303)     $145,609
Cost of revenues                              85,518        41,717         1,644         (303)      128,576
                                            --------      --------      --------     --------      --------

Gross profit                                   8,599         8,303           131           --        17,033
Total operating expenses                       5,513         4,798            74           --        10,385
                                            --------      --------      --------     --------      --------

Operating income                               3,086         3,505            57           --         6,648
Interest expense (income), net                 5,536           (46)           10           --         5,500
Minority interest in earnings of
  subsidiaries                                    --            --            17           --            17
                                            --------      --------      --------     --------      --------
Income (loss) before provision for
  income taxes                                (2,450)        3,551            30           --         1,131
Provision (benefit) for income taxes            (574)        1,141            30           --           597
                                            --------      --------      --------     --------      --------
Income (loss) before extraordinary loss       (1,876)        2,410            --           --           534

Early extinguishment of debt                     463            --            --           --           463
                                            --------      --------      --------     --------      --------

Net income (loss)                           $ (2,339)     $  2,410      $     --     $     --      $     71
                                            ========      ========      ========     ========      ========


                                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                     ----------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF                                                      CONSOLIDATED
CASH FLOWS                                             ANTEON        GUARANTOR     NON-GUARANTOR     ANTEON
                                                     CORPORATION    SUBSIDIARIES    SUBSIDIARIES   CORPORATION
                                                     -----------    ------------   -------------  -------------
            (AMOUNTS IN THOUSANDS)
Net income (loss)                                    $  (2,327)     $   2,382      $      16      $      71
Adjustments to reconcile change in net income
  (loss) to net cash provided by operations:
  Extraordinary loss                                       772             --             --            772
  Depreciation and amortization                            407            576             13            996
  Amortization of noncompetes                              454             --             --            454
  Amortization of goodwill                               1,024             --             --          1,024
  Amortization of deferred financing and                   102             --             --            102
    contract costs
  Deferred income taxes                                     --             --             38             38
  Minority interest in earnings of subsidiaries             --             17             --             17
  Changes in assets and liabilities, net of
    acquired assets and liabilities                      8,641         (2,918)           405          6,128
                                                     ---------      ---------      ---------      ---------
  Net cash provided by (used for) operating
    activities                                           9,073             57            472          9,602
                                                     ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment                     (926)          (294)           (35)        (1,255)
  Acquisition of A&T, net of cash acquired            (115,446)            --             --       (115,446)
  Purchases of investments                              (1,930)            --             (9)        (1,939)
  Other, net                                               (30)            --             --            (30)
                                                     ---------      ---------      ---------      ---------
  Net cash used for investing activities              (118,332)          (294)           (44)      (118,670)
                                                     ---------      ---------      ---------      ---------
Cash flow from financing activities:
  Proceeds from bank notes payable                     212,000             --             --        212,000
  Principal payments on bank notes payable            (209,400)            --             --       (209,400)
  Issuance of senior subordinated notes payable        100,000             --             --        100,000
  Principal payments on SEG subnote payable             (4,925)            --             --         (4,925)
  Deferred financing costs                              (8,535)            --             --         (8,535)
  Proceeds from issuance of common stock                22,536             --             --         22,536
                                                     ---------      ---------      ---------      ---------
  Net cash provided by financing activities            111,676             --             --        111,676
                                                     ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash
  equivalents                                            2,417           (237)           428          2,608
Cash and cash equivalents beginning of year                155           (234)           235            156
                                                     ---------      ---------      ---------      ---------
Cash and cash equivalents end of year                $   2,572      $    (471)     $     663      $   2,764
                                                     =========      =========      =========      =========

(4) REVOLVING CREDIT FACILITY

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

    Under the New Credit Facility, the interest rate on both the Revolving Facility and the Term Loan vary using the LIBOR rate plus a margin determined using the Company's ratio of net debt-to-earnings before interest, taxes, depreciation and amortization. Interest is payable on the last day of each quarter. During the period April 1, 2000 through June 30, 2000, interest on the Revolving Facility and Term Loan ranged from 11.25 percent to 11.75 percent. Total funds available under the New Credit Facility as of June 30, 2000 were $18.2 million.

(5) SEGMENT INFORMATION

    Based on its organization, the Company operates in two business segments: the Company's government contracting business ("Anteon") and IMC's commercial custom training and performance solutions group ("Interactive Media").

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


                                                               SIX MONTHS ENDED JUNE 30, 2000
                                                                   (AMOUNTS IN THOUSANDS)
                                               --------------------------------------------------------
                                                               INTERACTIVE
                                                ANTEON           MEDIA      ELIMINATIONS   CONSOLIDATED
                                               ---------      ------------- ------------   ------------
Total assets                                   $ 280,222      $   7,456     $      --      $ 287,678
                                               =========      =========     =========      =========

Sales to unaffiliated customers                  242,242         13,742            --        255,984
Intersegment sales                                     2             84           (86)            --
                                               ---------      ---------     ---------      ---------
Total revenues                                 $ 242,244      $  13,826     $     (86)     $ 255,984

Operating income                                                                              10,298
    Minority interest in losses of
       subsidiaries                                                                                2
    Interest expense, net                                                                     10,744

    Income tax benefit                                                                          (261)
                                                                                           ---------

    Net loss                                                                               $    (187)
                                                                                           =========


                                                              THREE MONTHS ENDED JUNE 30, 2000
                                                                   (AMOUNTS IN THOUSANDS)
                                               -----------------------------------------------------------
                                                              INTERACTIVE
                                                  ANTEON         MEDIA       ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------  --------------    ------------
Total assets                                   $ 280,222      $   7,456     $      --         $ 287,678
                                               =========      =========     =========         =========

Sales to unaffiliated customers                  123,691          6,593            --           130,284
Intersegment sales                                    --             --            --                --
                                               ---------      ---------     ---------         ---------
Total revenues                                 $ 123,691      $   6,593     $      --         $ 130,284

Operating income                                                                                  4,625
    Minority interest in earnings of subsidiaries                                                     5
    Interest expense, net                                                                         5,341

    Income tax benefit                                                                             (403)
                                                                                              ---------

    Net loss                                                                                  $    (318)
                                                                                              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward-looking statements discuss the Company's backlog, liquidity and capital resources. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: the integration of A&T into our business, general economic and business conditions, program funding priorities, changes in Federal government procurement laws, regulations and policies, budget reductions in defense programs, technological changes, delays in the development and acceptance of new commercial products, pricing pressures from competitors and/or customers, and our ability to attract and retain qualified personnel.

GENERAL

        Anteon is a leading provider of advanced information technology and engineering services principally to a wide range of customers within the U.S. Federal government. The Company serves hundreds of governmental clients through over 40 offices worldwide. The Company has performed work for all 14 Cabinet-level agencies, designing, maintaining and upgrading critical elements of the government's information technology infrastructure, such as emergency response, defense, intelligence, logistics and financial management systems. The Federal government is among the world's largest purchasers of information technology with expected total expenditures in fiscal 2000 in excess of $30 billion. In April 1996 an investor group led by affiliates of Caxton-Iseman Capital, Inc. acquired Ogden Professional Services Corporation, which was renamed Anteon Corporation. Since that acquisition, the Company has implemented a strategy designed to increase revenues through internal growth and acquisitions, and to improve earnings before interest, taxes, depreciation and amortization, profit margins and improve asset turnover.

        The contracts the Company performs may be categorized into three primary types: time and materials ("time and materials"), cost-plus fixed fee reimbursement ("cost-plus") and firm fixed price ("fixed price"). Revenue for time and materials contracts is recorded at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of our costs. Cost-plus contracts provide less risk than other contract types because the Company is reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative charges, and is paid a fixed fee for work performed. Revenues are recognized under fixed price contracts based on the percentage-of-completion method. The Company may be exposed to cost overruns if the Company encounters variances from estimated costs under fixed price contracts. Accordingly, the Company attempts to minimize the number of fixed price contracts, particularly for advanced software development projects.

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

        In each year a significant portion of the Company's revenues is derived from contract backlog and a significant portion of that backlog represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which the Company is the incumbent provider. Proper management of contracts is critical to the overall financial success of Anteon and the Company believes that it manages costs effectively. This allows the Company to be highly competitive on price. The demonstrated performance record and service excellence have enabled the Company to maintain its position as an incumbent service provider on all major contracts that have been recompeted over the past three years, while increasing backlog from $428 million in 1996 to $2.6 billion at June 30, 2000, of which $224 million was funded as of June 30, 2000. The Company's total backlog represents the aggregate contract revenue remaining to be earned by the

Company at a given time over the life of its contracts. When more than one company is awarded contracts for a given work requirement, the Company includes in total backlog its estimate of the contract revenue it expects to earn over the remaining life of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total contract backlog is not funded.


RESULTS OF OPERATIONS

A summary of comparative results for the quarters ended June 30, 2000 and June 30, 1999 is as follows:


                              QUARTER ENDED JUNE 30,
                              (amounts in thousands)
----------------------------------------------------------------------------------
                                                                       PERCENTAGE
                                      2000              1999             CHANGE
                                   ---------         ---------         -----------
Revenue                            $ 130,284         $  73,052             78.3%

Operating income                   $   4,625         $   3,271             41.3%

Income before provision for
  income taxes                     $    (721)        $      32          (2353.1%)

Net income (loss)                  $    (318)        $    (484)           (34.3%)


        Revenue increased 78.3% to $130.3 million for the quarter ended June 30, 2000 from $73.1 million for the quarter ended June 30, 1999. For the six month period ended June 30, 2000, revenue increased 75.8% to $256.0 million from $145.6 million for the six month period ended June 30, 1999. The increases in revenue were attributable to internal growth in several business units as well as the addition on June 23, 1999 of the Company's latest acquisition, A&T. For the quarter ended June 30, 2000, internal growth was 15.1%. It was driven by an increase in the Company's Intelligence Systems, Products Applications and Services ("PAS"), Systems Engineering ("Techmatics") and Education Groups. In addition, A&T provided $46.4 million in revenue during the second quarter of 2000 which was a 4.4% increase from the second quarter of 1999.

        Costs of revenues increased $48.8 million from second quarter 1999 to second quarter 2000. Costs of revenues for the six month period ended June 30, 2000 increased by $94.0 million from the six month period ended June 30, 1999. Over 90% of quarterly increase, or $40.9 million, was due to the addition of A&T in June of 1999. The remaining portion of the increase was attributable to an increase of costs related to PAS and Systems Engineering and Intelligence Systems sales.

        G&A expense increased $4.9 million from second quarter 1999 to second quarter 2000 due primarily to the addition of the A&T strategic business unit. G&A expense also increased for the six month period ended June 30, 2000 by $9.8 million from the six month period ended June 30, 1999. G&A expenses also increased due to additional costs incurred in support of the growing PAS, Systems Engineering and Anteon-CITI, LLC businesses. Anteon-CITI, LLC is a joint venture between Anteon and Crimminal Investigative Technology Incorporated ("CITI") formed in 1999 to develop and market certain investigative support products and services to government law enforcement agencies.

        Operating income increased 41.4% for the quarter ended June 30, 2000 to $4.6 million from $3.3 million for the quarter ended June 30, 1999. Operating income increased 54.9% to $10.3 million for the six month period ended June 30, 2000 from $6.6 million for the six month period ended June 30, 1999. Operating earnings as a percentage of revenue (operating margin) decreased to 3.6% compared with 4.5% in the prior year comparable quarter. This was due to the retroactive adjustment of amortization expense for other intangible assets. This decrease was offset by increased operating earnings margin for the quarter from the Information Systems and Applied Technology Groups. In addition, A&T contributed $2.6 million to earnings with an above average company wide margin during the second quarter.

        Interest expense increased $2.1 million to $5.3 million for the quarter ended June 30, 2000 from $3.2 million for the quarter ended June 30, 1999. Interest expense increased $5.2 million to $10.7 million for the six months ended June 30, 2000 from $5.5 million for the six months ended June 30, 1999. The increases were primarily due to the $100 million in 12% senior subordinated notes which were issued in May 1999. In addition, greater interest expense was incurred for deferred loan and financing fee amortization.

        Earnings before income taxes decreased 2353.1% to $(.7) million in the second quarter of fiscal 2000 from $.03 million in the second quarter of 1999. This decrease was due to the retroactive adjustment of amortization expense for other intangible assets. Earnings before income taxes decreased by $1.58 million to $(.45) million for the six month period ended June 30, 2000 from $1.13 million for the six month period ended June 30, 1999. The Company's effective tax rate was (55.9%) for the three-month period ended June 30, 2000 compared with 165.6% for the three-month period ended June 30, 1999. The lower effective tax rate in the current quarter was due primarily to a higher tax provision adjustment in the second quarter of 1999 which was made for the first six months of 1999.


LIQUIDITY AND CAPITAL RESOURCES


        The Company generated $50,000 in cash from operations for the six months ended June 30, 2000. By comparison, the Company had a $9.6 million positive cash flow from operations for the six months ended June 30, 1999. Contract receivables totaled $120.3 million at June 30, 2000 and represented 41.8% of total assets at that date, which represented an increase of $21.4 million from 1999. In addition to interest payments on the Company's term loan and revolving loan credit facility with a syndicate of lenders led by Credit
Suisse First Boston and Mellon Bank (the "New Credit Facility"), the Company has interest payments of $12 million due in 2000 for the Senior Subordinated Notes. A payment of $6 million was made in May 2000 and another $6 million payment will be made in November 2000 to satisfy the amount due on the Senior Subordinated Notes. Net cash used for investing activities for the first six months of 2000 totaled $3.0 million, which was used primarily for purchases of capital equipment, software and the payment of $5.5 million related to the Techmatics earnout provision. Net changes in financing activities during the second quarter of 2000 included $9.9 million in paydown of obligations relating to the Company's acquisition of Techmatics, Inc. in May 1998, of which $9.0 million related to the payment of subordinated notes payable and $.85 million payment related to the payment of various non-compete agreements with former Techmatics employees. These payments were offset by a $18.7 million increase in the line of credit.

        The total funds remaining available to the Company under its New Credit Facility as of June 30, 2000 was $18.2 million and, in the opinion of management, are sufficient to meet ongoing working capital requirements for the next 12 months. Borrowings under the revolving credit facility were $21.6 million as of June 30, 2000.

        As of June 30, 2000 the Company does not have any major capital commitments greater than $1.0 million.

        The Company believes that inflation has not had a material effect on its business.


RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS No. 133, as amended by SFAS No. 137 and further amended by SFAS No. 138, established accounting and reporting standards for derivative financial instruments and associated hedging activities as well as hedging activities in general. SFAS No. 133, as amended by SFAS No. 137 and as further amended by SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is reviewing this standard and does not expect the adoption of SFAS No. 133, as amended, to have a material effect on its consolidated results of operations or its financial position.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. Dependent upon the final guidance on SAB 101 which is expected to be issued by the SEC in the fourth quarter of this year, the Company will review this guidance, however, the Company does not expect this guidance to have a material effect on its consolidated results of operations or its financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a degree of interest rate exposure on its long-term obligations. While the interest rate on its senior subordinated notes is fixed at 12%, interest on both the term loan and revolving credit facilities are affected by changes in the market interest rates. The Company manages these fluctuations through interest rate swaps that are currently in place and focusing on reducing the amount of outstanding debt through cash flow. In addition, the Company has implemented a cash flow management plan focusing on billing and collecting receivables to pay down debt.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ANTEON CORPORATION


Date:   August 21, 2000
                                                     /s/ Joseph Kampf
                                            ------------------------------------
                                            Joseph Kampf - President and Chief
                                              Executive Officer



Date:   August 21, 2000

                                                 /s/ Carlton B. Crenshaw
                                            ------------------------------------
                                            Carlton B. Crenshaw - Senior Vice
                                              President of Finance and
                                              Administrative and Chief
                                              Financial Officer

                  PART II. OTHER INFORMATION REQUIRED IN REPORT


ITEM 1.        LEGAL PROCEEDINGS

               NONE.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               NONE.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               NONE.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.        OTHER INFORMATION

               NONE.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               A.   EXHIBITS

                       27.1  FINANCIAL DATA SCHEDULE

               B.   REPORTS ON FORM 8-K

                       The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                  EXHIBIT INDEX


Exhibit Number        Description of Documents


       27             Financial Data Schedules

                      -   For the quarter ended June 30, 2000