Form 10-Q
period 2000-09-30
ANTEON CORP
filed 2000-11-14
CIK 1090709

           Form 10-Q for ANTEON CORPORATION filed on November 14, 2000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                  --------------------------------------------
                                       OR

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

                                 (703) 246-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not Applicable
 -------------------------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of the close of business on September 30, 2000, there were 14,253,408 outstanding shares of the registrant's common stock, par value $0.05 per share.

                                    CONTENTS

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

          ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999                    1

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                  AND SEPTEMBER 30, 1999                                      2

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                   SEPTEMBER 30, 1999                                         3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                        4

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                 11

          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                          13


PART II.  OTHER INFORMATION REQUIRED IN REPORT

          ITEM 1. LEGAL PROCEEDINGS                                          18
          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                  18
          ITEM 3. DEFAULTS UPON SENIOR SECURITIES                            18
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                           18
          ITEM 5. OTHER INFORMATION                                          18
          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ANTEON CORPORATION AND SUBSIDIARIES
           (A majority-owned subsidiary of Azimuth Technologies, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                       September 30, 2000   December 31, 1999
                                                      ---------------------------------------
                                                             (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                               $   4,970     $   1,061
     Accounts receivable, net
     Prepaid expenses and other current assets
                                                               113,889       107,446
                                                                 7,820         9,093
                                                             ---------     ---------
Total current assets                                         $ 126,679     $ 117,600

Due from parent                                                     --         7,525
Property and equipment, net                                     19,988        19,953
Goodwill, net                                                  121,719       130,563
Other intangibles, net                                           7,154            --
Other assets, net                                                8,785         9,535
                                                             ---------     ---------
Total assets                                                 $ 284,325     $ 285,176
                                                             =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Term loan facility, current portion                     $   5,625     $      --
     Subordinated notes payable, current portion                    --         8,840
     Accounts payable                                           24,026        18,211
     Accrued expenses                                           39,618        35,625
     Business purchase consideration payable                        --         5,500
     Other current liabilities, net                                358         1,205
                                                             ---------     ---------
Total current liabilities                                    $  69,628     $  69,381

Revolving credit facility                                       14,900         2,900
Term loan facility, less current portion                        54,375        60,000
Senior subordinated notes payable                              100,000       100,000
Deferred tax liabilities, net                                    8,124         4,921
Other long term liabilities                                      1,397         1,681
                                                             ---------     ---------
Total liabilities                                            $ 248,423     $ 238,883

Minority interest in subsidiaries                                  630           625

Shareholders' equity:
     Common stock                                                  713           178
     Additional paid-in capital                                 31,576        40,759
     Treasury stock                                                 (5)           (5)
     Accumulated other comprehensive income (loss)                 (27)           (5)
     Retained earnings                                           3,015         4,741
                                                             ---------     ---------
Total shareholders' equity                                   $  35,272     $  45,668
                                                             ---------     ---------
Total liabilities and shareholders' equity                   $ 284,325     $ 285,176
                                                             =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                       ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)


                                                                   Three months ended             Nine months ended
                                                                     September 30,                  September 30,
                                                              -------------------------      -------------------------
                                                                2000            1999            2000           1999
                                                              ---------       ---------      ---------       ---------
Revenues                                                      $ 134,088       $ 125,708      $ 390,072       $ 271,317
Costs of revenues                                               117,988         110,141        340,596         238,717
                                                              ---------       ---------      ---------       ---------
      Gross profit                                               16,100          15,567         49,476          32,600
Operating expenses:
      General and administrative expenses                         8,833           8,409         27,523          17,316
      Amortization of noncompete agreements                         209             227            657             681
      Goodwill amortization                                       1,163           1,208          3,367           2,232
      Other intangible amortization                                 429              --          2,146              --
      Cost of acquisitions                                           63             168             82             168
                                                              ---------       ---------      ---------       ---------
          Total operating expenses                               10,697          10,012         33,775          20,397
                                                              ---------       ---------      ---------       ---------
          Operating income                                        5,403           5,555         15,701          12,203
Gain on sales of long-term investments                               --           2,463             --           2,463
Interest expense, net of interest income of $145, $34,
     $314, $716, respectively                                     5,557           5,119         16,301          10,619
Minority interest in earnings of subsidiaries                         3               6              5              23
                                                              ---------       ---------      ---------       ---------
Income (loss) before provision for income taxes                    (157)          2,893           (605)          4,024
Provision for income taxes                                        1,382           1,531          1,121           2,128
                                                              ---------       ---------      ---------       ---------

Income (loss) before extraordinary item                          (1,539)          1,362         (1,726)          1,896

Extraordinary item-loss on early extinguishment of debt,
  net of income taxes of $309 in 1999                                --              --             --             463
                                                              ---------       ---------      ---------       ---------

Net income (loss)                                             $  (1,539)      $   1,362      $  (1,726)      $   1,433
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

                      ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                              For the nine months ended
                                                                                --------------------------------------------------
                                                                                September 30, 2000              September 30, 1999
                                                                                -------------------             ------------------
OPERATING ACTIVITIES:
      Net income (loss)                                                              $  (1,726)                    $   1,433
      Adjustments to reconcile net income (loss) to net cash provided by operating activities
         Extraordinary loss                                                                 --                           772
         Loss on sale of assets                                                             42                            --
         Gain on sale of long term investments                                              --                        (2,721)
         Depreciation and amortization                                                   4,744                         2,062
         Amortization of noncompete                                                        657                           681
         Amortization of goodwill                                                        3,367                         2,233
         Amortization of other intangible assets                                         2,146                            --
         Amortization of deferred financing fees                                           885                           388
         Deferred income taxes (benefit)                                                   (49)                        1,383
         Minority interest in earnings of subsidiaries                                       5                            23
      Changes in assets and liabilities, net of acquired assets and liabilities          3,288                         1,828
                                                                                     ---------                     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            $  13,359                     $   8,082
                                                                                     ---------                     ---------
INVESTING ACTIVITIES:
      Purchases of property, buildings, and equipment                                   (4,598)                       (2,901)
      Acquisition of A&T, net of cash acquired                                            (112)                     (115,203)
      Proceeds from sales of long-term investments                                          --                        10,580
      Purchases of long-term investments                                                    --                        (3,040)
      Other, net                                                                            --                           (30)
                                                                                     ---------                     ---------
NET CASH USED FOR INVESTING ACTIVITIES                                               $  (4,710)                    $(110,594)
                                                                                     ---------                     ---------
FINANCING ACTIVITIES:
      Proceeds from bank notes payable                                                      --                       132,043
      Principal payments on bank notes payable                                              --                      (202,525)
      Proceeds from senior subordinated notes payable                                       --                       100,000
      Principal payments on notes payable                                                 (267)                           --
      Principal payments on subordinated notes payable and other consideration         (15,350)                       (4,925)
      Proceeds from term loan facility                                                      --                        60,000
      Proceeds from revolving facility                                                 351,700                       110,500
      Principal payments on revolving facility                                        (339,700)                     (105,200)
      Deferred financing costs                                                              --                        (8,775)
      Proceeds from issuance of common stock                                                62                        22,544
      Distribution to parent                                                            (1,185)                           --
                                                                                     ---------                     ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                 $  (4,740)                    $ 103,662
                                                                                     ---------                     ---------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                          3,909                         1,150
      Balance at beginning of period                                                     1,061                           156
                                                                                     ---------                     ---------

      Balance at end of period                                                       $   4,970                     $   1,306
                                                                                     =========                     =========

Supplemental disclosure of cash flow information:
      Interest paid                                                                  $  13,225                     $   6,667
                                                                                     =========                     =========
      Income taxes paid, net of refunds                                              $  (2,030)                    $     204
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

                       ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

(1) BASIS OF PRESENTATION

         The information furnished in the accompanying unaudited Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three and nine months ended September 30, 2000 may not be indicative of the results of operations for the year ending December 31, 2000 or any future period. This financial information should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto.

         On May 5, 2000, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock of the Company to 17,661,840 and a four-for-one stock split, subject to the approval of the shareholders and effective upon the filing of an Amendment to the Articles of Incorporation of the Company with the Commonwealth of Virginia. The Board of Directors also approved, subject to shareholder approval, an amendment to the Anteon Corporation Omnibus Stock Plan to increase the number of shares of common stock available for stock option grants from 2.3 million to 2.7 million, as adjusted for the four-for-one stock split.

         During the 2nd quarter of 2000 the company reclassified $7.9 million in Due From Parent as a reduction of Additional Paid-in-Capital. During the quarter ended September 30, 2000, the Company recorded an additional $1.2 million as a reduction to additional paid-in-capital for additional debt service payments made by the Company on behalf of its parent.

         The Company had internally developed software sales of approximately $750,000 for the nine months ended September 30, 2000 and $0 for the nine months ended September 30, 1999.

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

         Certain fiscal year 1999 amounts have been reclassified to conform to the September 30, 2000, unaudited condensed consolidated financial statement presentation.

(2) PRO FORMA RESULTS FOR ACQUISITION OF ANALYSIS & TECHNOLOGY, INC.

         On June 23, 1999, the Company acquired all of the outstanding stock of Analysis & Technology, Inc. ("A&T"), a provider of systems and engineering technologies, technology-based training systems, and information technologies to the U.S. Government and commercial customers. The total purchase price paid, including transaction costs, was $115.5 million and has been allocated to the acquired assets and liabilities.

         During the quarter ended June 30, 2000, the Company obtained an independent appraisal for the allocation of the purchase price related to the acquisition of A&T. In addition to goodwill, the appraisal identified two intangible assets ("other intangible assets"), workforce in place and contract backlog. Based on the results of the valuation the Company has adjusted its preliminary purchase price allocation from goodwill to other intangibles as follows:


                                                    Estimated Useful
                                                          Life
                                                 ------------------------
         Workforce                $2,500,000             7 years
         Contract backlog         $6,800,000             5 years


         The Company recorded approximately $1.5 million in amortization expense in the second quarter ended June 30, 2000 to retroactively adjust amortization expense from the date of acquisition, related to the above identifiable intangible assets.

                      ANTEON CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

         The company recorded an increase in goodwill related to the A&T acquisition during the second quarter ended June 30, 2000 of approximately $269,000 related to an adjustment to the fair value of a building to be disposed of.

         The following unaudited pro forma summary presents consolidated information for 1999 as if the acquisition of A&T had occurred as of January 1, 1999. The unaudited pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entity (in thousands):


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                             1999
                                                    -----------------------
Total revenues                                                $    361,414
Total expenses                                                     361,291
                                                    -----------------------

Income (loss) before extraordinary items                       $       123
                                                    -----------------------

Net loss                                                      $      (340)
                                                    =======================


(3)      COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 was approximately $(1,748,000) and $1,128,000 and for the three months ended September 30, 2000 and 1999 was approximately $(1,544,000) and $(487,000), respectively.

(4) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION

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


                                                                         AS OF SEPTEMBER 30, 2000
                                               -----------------------------------------------------------------------
                                                                                                          CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED                  ANTEON      GUARANTOR     NON-GUARANTOR  ELIMINATION      ANTEON
BALANCE SHEET                                   CORPORATION   SUBSIDIARIES  SUBSIDIARIES    ENTRIES       CORPORATION
           (AMOUNTS IN THOUSANDS)
Cash and cash equivalents                       $  3,944      $    714      $    312       $     --       $  4,970
Receivables                                       46,582        66,646           661             --        113,889
Other current assets                               6,203         1,472           145             --          7,820
Property and equipment, net                        3,331        16,608            49             --         19,988
Investment in and advances to subsidiaries        35,765        18,696          (152)       (54,309)            --
Goodwill, net                                    121,719            --            --             --        121,719
Other intangibles, net                             7,154            --            --             --          7,154
Other long-term assets                             6,395         2,351            39             --          8,785
                                                --------      --------      --------       --------       --------

Total assets                                    $231,093      $106,487      $  1,054       $(54,309)      $284,325
                                                ========      ========      ========       ========       ========


Indebtedness                                    $174,900      $     --      $     --       $     --       $174,900
Accounts payable                                  12,927        10,953           146             --         24,026
Accrued expenses                                  17,620        21,668           330             --         39,618
Other current liabilities                             --           358            --             --            358
Other long-term liabilities                        8,124         1,397            --             --          9,521
                                                --------      --------      --------       --------       --------

Total liabilities                                213,571        34,376           476             --        248,423

Minority interest in subsidiaries                    549            --            81             --            630
Total shareholders' equity                        16,973        72,111           497        (54,309)        35,272
                                                --------      --------      --------       --------       --------

Total liabilities and shareholders' equity      $231,093      $106,487      $  1,054       $(54,309)      $284,325
                                                ========      ========      ========       ========       ========



                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                   --------------------------------------------------------------------------
                                                                                                                 CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED                     ANTEON        GUARANTOR    NON-GUARANTOR  ELIMINATION        ANTEON
  STATEMENT OF OPERATIONS                         CORPORATION     SUBSIDIARIES   SUBSIDIARIES     ENTRIES       CORPORATION
            (AMOUNTS IN THOUSANDS)                ------------    ------------  -------------  ------------     -------------
Revenues                                           $ 149,986       $ 240,229      $   1,881      $  (2,024)      $ 390,072
Cost of revenues                                     133,949         206,899          1,772         (2,024)        340,596
                                                   ---------       ---------      ---------      ---------       ---------

Gross profit                                          16,037          33,330            109             --          49,476
Total operating expenses                              14,235          19,522             18             --          33,775
                                                   ---------       ---------      ---------      ---------       ---------

Operating income                                       1,802          13,808             91             --          15,701
Interest expense, net                                 16,272              29             --             --          16,301
Minority interest in earnings of subsidiaries             --              --              5             --               5
                                                   ---------       ---------      ---------      ---------       ---------

Income (loss) before provision for income
  taxes                                              (14,470)         13,779             86             --            (605)
Provision (benefit) for income taxes                  (4,416)          5,502             35             --           1,121
                                                   ---------       ---------      ---------      ---------       ---------
Net income (loss)                                  $ (10,054)      $   8,277      $      51      $      --       $  (1,726)
                                                   =========       =========      =========      =========       =========



                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                            -------------------------------------------------------------
                                                                                                             CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF                   ANTEON        GUARANTOR     NON-GUARANTOR      ANTEON
CASH FLOWS                                                   CORPORATION     SUBSIDIARIES    SUBSIDIARIES    CORPORATION
                 (AMOUNTS IN THOUSANDS)                     ------------     ------------   -------------    ------------
Net income (loss)                                            $ (10,054)      $   8,277       $      51       $  (1,726)
Adjustments to reconcile change in net income (loss) to
  net cash provided by operations:
  Loss on sale of assets                                            --              42              --              42
  Depreciation and amortization                                  1,173           3,564               7           4,744
  Amortization of noncompete                                       657              --              --             657
  Amortization of goodwill                                       3,367              --              --           3,367
  Amortization of other intangible assets                        2,146              --              --           2,146
  Amortization of deferred financing fees                          885              --              --             885
  Deferred income taxes (benefit)                                  (44)             68             (73)            (49)
  Minority interest in earnings of subsidiaries                     --              --               5               5
  Changes in assets and liabilities, net of acquired
  assets and liabilities                                        11,107          (7,553)           (266)          3,288
                                                             ---------       ---------       ---------       ---------
  Net cash provided by (used for) operating activities       $   9,237       $   4,398       $    (276)      $  13,359
                                                             ---------       ---------       ---------       ---------
Cash flows from investing activities:
  Purchases of property, buildings and equipment                (1,032)         (3,581)             15          (4,598)
   Acquisition of A&T, net of cash acquired                       (112)             --              --            (112)
                                                             ---------       ---------       ---------       ---------
  Net cash provided by (used for) investing activities       $  (1,144)      $  (3,581)      $      15       $  (4,710)
                                                             ---------       ---------       ---------       ---------
Cash flow from financing activities:
  Principal payments on notes payable                               --            (267)             --            (267)
   Principal payments on subordinated notes payable
      and other consideration                                  (15,350)             --              --         (15,350)
   Proceeds from revolving facility                            351,700              --              --         351,700
   Principal payments on revolving facility                   (339,700)             --              --        (339,700)
  Initial capitalization of joint venture                          335            (335)             --              --
  Proceeds from issuance of common stock                            62              --              --              62
  Distribution to parent                                        (1,185)             --              --          (1,185)
                                                             ---------       ---------       ---------       ---------
  Net cash used for financing activities                     $  (4,138)      $    (602)      $      --       $  (4,740)
                                                             ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents             3,955             215            (261)          3,909
Cash and cash equivalents beginning of year                        (11)            499             573           1,061
                                                             =========       =========       =========       =========
Cash and cash equivalents end of year                        $   3,944       $     714       $     312       $   4,970
                                                             =========       =========       =========       =========



                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                               -------------------------------------------------------------------------------
                                                                                                                  CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED                  ANTEON       GUARANTOR       NON-GUARANTOR    ELIMINATION         ANTEON
STATEMENT OF OPERATIONS                        CORPORATION     SUBSIDIARIES    SUBSIDIARIES       ENTRIES         CORPORATION
           (AMOUNTS IN THOUSANDS)              -----------     ------------    -------------    -----------       -----------
Revenues                                       $ 148,041       $ 121,573       $   2,282      $          (579)     $ 271,317
Cost of revenues                                 134,269         102,910           2,117                 (579)       238,717
                                               ---------       ---------       ---------      ---------------      ---------

Gross profit                                      13,772          18,663             165                   --         32,600
Total operating expenses                           9,940          10,451               6                   --         20,397
                                               ---------       ---------       ---------      ---------------      ---------

Operating income                                   3,832           8,212             159                   --         12,203
Gain on sales of long-term investments             2,463              --              --                   --          2,463
Interest expense (income), net                    10,627             (18)             10                   --         10,619
Minority interest in earnings of
  subsidiaries                                        --              --              23                   --             23
                                               ---------       ---------       ---------      ---------------      ---------

Income (loss) before provision for income
  taxes                                           (4,332)          8,230             126                   --          4,024
Provision (benefit) for income taxes              (1,196)          3,281              43                   --          2,128
                                               ---------       ---------       ---------      ---------------      ---------

Income (loss) before extraordinary item           (3,136)          4,949              83                   --          1,896

Extraordinary loss, net of tax                       463              --              --                   --            463
                                               ---------       ---------       ---------      ---------------      ---------

Net income (loss)                              $  (3,599)      $   4,949       $      83      $            --      $   1,433
                                               =========       =========       =========      ===============      =========



                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                            ------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF                                                               CONSOLIDATED
CASH FLOWS                                                      ANTEON       GUARANTOR       NON-GUARANTOR      ANTEON
                 (AMOUNTS IN THOUSANDS)                      CORPORATION     SUBSIDIARIES    SUBSIDIARIES    CORPORATION
                                                             ---------       ---------       ---------       ---------
Net income (loss)                                            $  (3,599)      $   4,949       $      83       $   1,433
Adjustments to reconcile change in net income (loss) to
  net cash provided by operations:
  Extraordinary loss                                               772              --              --             772
  Gain on sale of long-term investments                         (2,721)             --              --          (2,721)
  Depreciation and amortization                                    585           1,454              23           2,062
  Amortization of noncompete                                     2,233              --              --           2,233
  Amortization of goodwill                                         681              --              --             681
  Amortization of deferred financing fees                          388              --              --             388
  Deferred income taxes                                            218           1,158               7           1,383
  Minority interest in earnings of subsidiaries                     --              23              --              23
  Changes in assets and liabilities, net of acquired
  assets and liabilities                                         7,782          (6,035)             81           1,828
                                                             ---------       ---------       ---------       ---------
  Net cash provided by operating activities                  $   6,339       $   1,549       $     194       $   8,082
                                                             ---------       ---------       ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                           (1,981)           (879)            (41)         (2,901)
  Acquisition of A&T, net of cash acquired                    (115,203)             --              --        (115,203)
   Proceeds from sales of long-term investments                 10,581               1              (2)         10,580
   Purchases of investments                                     (3,040)             --              --          (3,040)
   Other, net                                                      (30)             --              --             (30)
                                                             ---------       ---------       ---------       ---------
  Net cash used for investing activities                     $(109,673)      $    (878)      $     (43)      $(110,594)
                                                             ---------       ---------       ---------       ---------
Cash flow from financing activities:
  Proceeds from bank notes payable                             132,043              --              --         132,043
  Principal payments on bank notes payable                    (202,442)            (83)             --        (202,525)
   Proceeds of senior subordinated notes payable               100,000              --              --         100,000
   Proceeds from term loan facility                             60,000              --              --          60,000
   Proceeds from revolving facility                            110,500              --              --         110,500
   Principal payments on revolving facility                   (105,200)             --              --        (105,200)
   Principal payments on subordinated notes                     (4,925)             --              --          (4,925)
   Deferred financing costs                                     (8,775)             --              --          (8,775)
  Proceeds from issuance of common stock                        22,544              --              --          22,544
                                                             ---------       ---------       ---------       ---------
  Net cash provided by (used for) financing activities       $ 103,745       $     (83)      $      --       $ 103,662
                                                             ---------       ---------       ---------       ---------
Net increase in cash and cash equivalents                          411             588             151           1,150
Cash and cash equivalents beginning of year                        154            (233)            235             156
                                                             =========       =========       =========       =========
Cash and cash equivalents end of year                        $     565       $     355       $     386       $   1,306
                                                             =========       =========       =========       =========


(5)      REVOLVING CREDIT FACILITY

     On June 23, 1999 the Company entered into a New Credit Facility with a syndicate of nine commercial banks. Under the terms of the New Credit Facility, the Company entered into promissory notes with aggregate available financing facilities of $180,000,000. The New Credit Facility is comprised of a Revolving Credit Facility for aggregate borrowings of up to $120,000,000, as determined based on a portion of eligible billed accounts receivable and a portion of eligible unbilled accounts receivable, and maturing on June 23, 2005 ("Revolving Facility"); and a $60,000,000 note ("Term Loan") with principal payments due quarterly commencing June 30, 2001 and $15,000,000 due at maturity on June 23, 2005.

     Under the New Credit Facility, the interest rate on both the Revolving Facility and the Term Loan vary using the LIBOR rate plus a margin determined using the Company's ratio of net debt-to-earnings before interest, taxes, depreciation and amortization. Interest is payable on the last day of each quarter. During the period July 1, 2000 through September 30, 2000, interest on the Revolving Facility and Term Loan ranged from 11.50 percent to 11.75 percent. Total funds available under the New Credit Facility as of September 30, 2000 were $25.6 million.

     The terms of the Revolving Credit Facility require that the Company comply with certain financial covenants. As of September 30, 2000 the Company was in compliance with the covenants specified under the Revolving Credit Facility.

(6)      SEGMENT INFORMATION

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


                                                             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                             (AMOUNTS IN THOUSANDS)

                                                                        INTERACTIVE
                                                            ANTEON         MEDIA         ELIMINATIONS     CONSOLIDATED
                                                           ---------      ---------      ------------      ---------

Total assets                                               $ 276,365      $   7,960      $         --      $ 284,325
                                                           =========      =========      ============      =========

Sales to unaffiliated customers                              369,340         20,732                          390,072
Intersegment sales                                                 4            332              (336)            --
                                                           ---------      ---------      ------------      ---------
Total revenues                                             $ 369,344      $  21,064      $       (336)     $ 390,072

Operating income                                           $  14,573      $   1,128      $         --      $  15,701
    Minority interest in earnings of subsidiaries                                                                 5
    Interest expense, net                                                                                     16,301

    Income tax                                                                                                 1,121
                                                                                                           ---------

    Net loss                                                                                               $  (1,726)
                                                                                                           =========



                                                               AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                               (AMOUNTS IN THOUSANDS)

                                                                            INTERACTIVE
                                                             ANTEON            MEDIA          ELIMINATIONS    CONSOLIDATED
                                                          -------------     -----------       ------------    ------------
Total assets                                              $     271,001      $    22,203      $         --      $293,204
                                                          =============      ===========      ============      ========

Sales to unaffiliated customers                                 252,297           19,020                --       271,317
Intersegment sales                                                   --              127              (127)           --
                                                          -------------      -----------      ------------      --------
Total revenues                                            $     252,297      $    19,147      $       (127)     $271,317

Operating income                                          $      10,555      $     1,648      $         --      $ 12,203
    Minority interest in earnings of subsidiaries                                                                     23
    Interest expense, net                                                                                         10,619
    Other income, net                                                                                              2,463

    Income tax                                                                                                     2,128

    Extraordinary item                                                                                               463
                                                                                                                --------

    Net income                                                                                                  $  1,433
                                                                                                                ========




                                                           AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                           (AMOUNTS IN THOUSANDS)

                                                                       INTERACTIVE
                                                           ANTEON         MEDIA         ELIMINATIONS    CONSOLIDATED
                                                          ---------    -----------      ------------    ------------
Total assets                                              $ 276,365      $   7,960      $         --      $ 284,325
                                                          =========      =========      ============      =========

Sales to unaffiliated customers                             127,102          6,987                          134,088
Intersegment sales                                               --            248              (248)            --
                                                          ---------      ---------      ------------      ---------
Total revenues                                            $ 127,102      $   7,235      $       (248)     $ 134,088

Operating income                                          $   4,850      $     553      $         --      $   5,403
    Minority interest in earnings of subsidiaries                                                                 3
    Interest expense, net                                                                                     5,557

    Income tax                                                                                                1,382
                                                                                                          ---------

    Net loss                                                                                              $  (1,539)
                                                                                                          =========



                                                      AS OF AND FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                                                        (AMOUNTS IN THOUSANDS)

                                                                      INTERACTIVE
                                                        ANTEON           MEDIA       ELIMINATIONS      CONSOLIDATED
                                                      ------------    -----------    ------------      ------------

Total assets                                          $    271,001      $ 22,202      $         --      $293,204
                                                      ============      ========      ============      ========

Sales to unaffiliated customers                            119,690         6,018                --       125,708
Intersegment sales                                              --           359              (359)           --
                                                      ------------      --------      ------------      --------
Total revenues                                        $    119,690      $  6,377      $       (359)     $125,708

Operating income                                      $      4,966      $    589      $         --      $  5,555
    Interest expense, net                                                                                  5,119
    Other income, net                                                                                      2,463

    Income tax                                                                                             1,531
                                                                                                        --------

    Net income                                                                                          $  1,362
                                                                                                        ========


(7)      SUBSEQUENT EVENT

     On October 20, 2000, the Company purchased all of the outstanding stock of Sherikon, Inc., a technology solutions and services firm based in Chantilly, Virginia, for a total purchase price, net of cash acquired of $4.1 million, of $30.1 million on October 20, 2000. The transaction will be accounted for as a purchase business combination. Sherikon, Inc. is a privately-held company offering diversified technology services including information technology, engineering, health care, training and manufacturing to federal, state, and local clients. Under the terms of the sale, the total purchase price included a cash payment of $20.8 million at closing, and notes payable totaling $7.5 million, of which $5.0 million is due at the end of the first year after closing and $2.5 million due at the end of the second year after closing. The notes carry a 0% coupon rate. The present value of the notes payable using an assumed borrowing rate of 11.75% is $6.5 million as of the date of purchase. Additional expenditures for the purchase include estimated closing costs of approximately $386 thousand and a management bonus payout at the closing date of $5.0 million. As included in the total purchase price above, the purchase agreement also guarantees bonuses payable to employees equal to $1.8 million, of which $1.2 million is due at the end of the first year after closing and $567.3 thousand due at the end of the second year after closing. Sherikon, Inc. will operate as a business unit of Anteon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward-looking statements discuss the Company's backlog, liquidity and capital resources. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: the integration of A&T or other acquired companies into our business, general economic and business conditions, program funding priorities, changes in Federal government procurement laws, regulations and policies, budget reductions in defense programs, technological changes, delays in the development and acceptance of new commercial products, pricing pressures from competitors and/or customers, and our ability to attract and retain qualified personnel.

GENERAL

         Anteon is a provider of advanced information technology and engineering services principally to a wide range of customers within the U.S. Federal government. The Company serves hundreds of governmental clients through over 40 offices worldwide. The Company has performed work for all 14 Cabinet-level agencies, designing, maintaining and upgrading critical elements of the government's information technology infrastructure, such as emergency response, defense, intelligence, logistics and financial management systems. The Federal government is among the world's largest purchasers of information technology with expected total expenditures in fiscal 2000 in excess of $30 billion. In April 1996 an investor group led by affiliates of Caxton-Iseman Capital, Inc. acquired Ogden Professional Services Corporation, which was renamed Anteon Corporation. Since that acquisition, the Company has implemented a strategy designed to increase revenues through internal growth and acquisitions, and to improve earnings before interest, taxes, depreciation and amortization, profit margins and improve asset turnover.

         The contracts the Company performs may be categorized into three primary types: time and materials ("time and materials"), cost-plus fixed fee reimbursement ("cost-plus") and firm fixed price ("fixed price"). Revenue for time and materials contracts is recorded at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of our costs. Cost-plus contracts provide less risk than other contract types because the Company is reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative charges, and is paid a fixed fee for work performed. Revenues are recognized under fixed price contracts based on the percentage-of-completion method, using the cost-to-cost or units-of delivery methods. The Company may be exposed to cost overruns if the Company encounters variances from estimated costs under fixed price contracts. Accordingly, the Company attempts to minimize the number of fixed price contracts, particularly for advanced software development projects.

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

         Anteon's costs may be categorized as direct costs such as labor and related fringe costs which are directly attributable to contract performance, and indirect costs such as corporate overhead which are not directly attributable to contract performance. Under our time and materials and cost-plus contracts, the Company charges direct costs and an agreed-upon portion of indirect costs to the customer. A key element in the successful bidding and execution of contracts is the control of indirect costs. The Company has developed comprehensive management information and resource management systems in order to increase the productivity of the finance and administrative support areas. As a result of these efforts, the Company's indirect costs have grown at rates lower than overall revenues.

         In each year a significant portion of the Company's revenues is derived from contract backlog and a significant portion of that backlog represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which the Company is the incumbent provider. Proper management of contracts is critical to the overall financial success of Anteon and the Company believes that it manages costs effectively. This allows the Company to be highly competitive on price. The Company's demonstrated performance record and service excellence have enabled the Company to maintain its position as an incumbent service provider on all major contracts that have been recompeted over the past three years, while increasing backlog from $428 million in 1996 to $2.3 billion at December 31, 1999 and to $2.8 billion at September 30, 2000, of which $221 million was funded as of September 30, 2000. The Company's total backlog represents the aggregate contract revenue remaining to be earned by the Company at a given time over the term of its contracts. When more than one company is awarded contracts for a given work requirement, the Company includes in total backlog its estimate of the contract revenue it expects to earn over the remaining life of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total contract backlog is not funded.

RESULTS OF OPERATIONS

A summary of comparative results for the quarters ended September 30, 2000 and September 30, 1999 is as follows:


                                        QUARTER ENDED SEPTEMBER 30,
                                           (amounts in thousands)
--------------------------------------------------------------------------------
                                                                    PERCENTAGE
                                          2000            1999        CHANGE
                                        ---------       ---------   ----------
Revenue                                 $ 134,088       $ 125,708          6.7%

Operating income                        $   5,403       $   5,555         (2.7%)

Income (loss) before provision for
   income taxes                         $    (157)      $   2,893       (105.4)%

Net income (loss)                       $  (1,539)      $   1,362       (213.0)%



                                      NINE MONTHS ENDED SEPTEMBER 30,
                                           (amounts in thousands)
--------------------------------------------------------------------------------
                                                                     PERCENTAGE
                                           2000            1999        CHANGE
                                        ---------       ---------    ----------
Revenue                                 $ 390,072       $ 271,317         43.8%

Operating income                        $  15,701       $  12,203         28.7%

Income (loss) before provision
    for income taxes                    $    (605)      $   4,024       (115.0)%

Net income (loss)                       $  (1,726)      $   1,433       (220.4)%



         Revenue increased 6.7% to $134.1 million for the quarter ended September 30, 2000 from $125.7 million for the quarter ended September 30, 1999. For the nine month period ended September 30, 2000, revenue increased 43.8% to $390.1 million from $271.3 million for the nine month period ended September 30, 1999. The increases in revenue for the three months ended September 30, 2000 were attributable to internal growth in several business units including Information Systems, Applied Technology and Systems Engineering ("Techmatics"). For the nine months ended September 30, 2000, internal growth was 9.0%. That was driven by an increase in the Company's Intelligence Systems, Systems Engineering and Education Groups. The remainder was due primarily to the acquisition of A&T. In addition, A&T provided $48.9 million in revenue during the third quarter of 2000 which was a 5.2% increase from A&T's revenues of $46.5 million during the third quarter of 1999.

         Costs of revenues increased by $7.8 million (7.1%) from third quarter 1999 to third quarter 2000. Costs of revenues for the nine month period ended September 30, 2000 increased by $101.9 million (42.7%) from the nine month period ended September 30, 1999. Over 78% of increase during the nine month period ended September 30 2000, or $79.8 million, was due to the addition of A&T in June of 1999. The remaining portion of the increase was attributable to an increase of costs related to Intelligence Systems and Systems Engineering sales, as well as costs related to startup of Anteon-CITI, LLC ("CITI"). CITI is a joint venture between Anteon and

Crimminal Investigative Technology Incorporated formed in 1999 to develop and market certain investigative software support products and services to government law enforcement agencies. CITI recognized its first software sale during 2000.

         G&A expense increased by $.4 million (5.0%) from third quarter 1999 to third quarter 2000 to $8.8 million from $8.4 milllion for the quarter. G&A expense also increased for the nine month period ended September 30, 2000 by $10.2 million (58.9%) from the nine month period ended September 30, 1999, the majority of which was due to the addition of A&T. G&A expenses also increased due to additional costs incurred in support of Systems Engineering and Applied Technology.

         Operating income decreased by $.2 million (2.7%) for the quarter ended September 30, 2000 to $5.4 million from $5.6 million for the quarter ended September 30, 1999. Operating income increased by $3.5 million (28.7%) to $15.7 million for the nine month period ended September 30, 2000 from $12.2 million for the nine month period ended September 30, 1999. Operating earnings as a percentage of revenue (operating margin) decreased to 4.0% compared with 4.4% in the prior year comparable quarter. This decrease was primarily due to the retroactive increase of amortization expense for other intangible assets relating to the A&T acquisition which was made at the end of second quarter 2000. This decrease was partially offset by increased operating earnings margin for the quarter from the Information Systems and Applied Technology Groups.

         Interest expense, net, increased $.5 million (9.8%) to $5.6 million for the quarter ended September 30, 2000 from $5.1 million for the quarter ended September 30, 1999. Interest expense, net, increased $5.7 million (53.8%) to $16.3 million for the nine months ended September 30, 2000 from $10.6 million for the nine months ended September 30, 1999. The increase during the nine month period was primarily due to the $100 million in 12% senior subordinated notes which were issued in May 1999. In addition, greater interest expense was incurred for deferred loan and financing fee amortization.

         Earnings before income taxes decreased by $3.1 million (105.4%) to $(.2) million in the third quarter of fiscal 2000 from $2.9 million in the third quarter of 1999. This decrease was due to the increase in interest expense, the retroactive adjustment of amortization expense for other intangible assets and the gain on the sale of long term investments which occurred in 1999. Earnings before income taxes decreased by $4.6 million (115.0%) to $(.6) million for the nine month period ended September 30, 2000 from $4.0 million for the nine month period ended September 30, 1999. The Company's effective tax rate was 185.2% for the three-month period ended September 30, 2000 compared with 52.9% for the three-month period ended September 30, 1999. The higher effective tax rate in the current quarter was due primarily to a cumulative tax provision adjustment due to the Company's add back of certain non-deductible goodwill amortization and the Company's estimates of financial performance for the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES


         The Company generated $13.4 million in cash from operations for the nine months ended September 30, 2000. By comparison, the Company had a $8.1 million positive cash flow from operations for the nine months ended September 30, 1999. Contract receivables totaled $113.9 million at September 30, 2000 and represented 40.0% of total assets at that date, which represented a increase of $6.5 million from 1999. In addition to interest payments on the Company's term loan and revolving loan credit facility with a syndicate of lenders led by Credit Suisse First Boston and Mellon Bank (the "New Credit Facility"), the Company has interest payments of $12 million due in 2000 for the Senior Subordinated Notes. A payment of $6 million was made in May 2000 and another $6 million payment is due in November 2000 to satisfy the amount due on the Senior Subordinated Notes. Net cash used for investing activities for the first nine months of 2000 totaled $4.7 million, which was used primarily for purchases of capital equipment and software. Net changes in financing activities totaled $4.7 million during the first nine months of 2000 and included $5.5 million in paydown of an earn-out associated with the Techmatics acquisition and $9.9 million in paydown of obligations relating to the Company's acquisition of Techmatics, Inc. in May 1998, of which $9.0 million related to the payment of subordinated notes payable and $.85 million payment related to the payment of various non-compete agreements with former Techmatics employees. These payments were offset by a $12.0 million increase in the revolving line of credit.

         The total funds remaining available to the Company under its New Credit Facility as of September 30, 2000 was $25.6 million and, in the opinion of management, are sufficient to meet ongoing working capital requirements for the next 12 months. Borrowings under the revolving credit facility were $14.9 million as of September 30, 2000.

         As of September 30, 2000 the Company does not have any major capital commitments greater than $1.0 million.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. SAB 101 is effective beginning in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's consolidated results of operations or its financial position.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125, and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company does not expect the adoption of SFAS No. 140 to have a material effect on the Company's consolidated results of operations or its financial position.

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



                                               ANTEON CORPORATION


Date:    November 14, 2000
                                               --------------------------------
                                               Joseph Kampf - President and
                                               Chief Executive Officer



Date:    November 14, 2000
                                               --------------------------------
                                               Carlton B. Crenshaw -
                                               Senior Vice President of Finance
                                               and Administrative and Chief
                                               Financial Officer

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

       NONE.

ITEM 5.    OTHER INFORMATION

       NONE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A.   EXHIBITS

27.1               FINANCIAL DATA SCHEDULE

         B.   REPORTS ON FORM 8-K

                   The Company did not file a report on Form 8-K during the quarter ended September 30, 2000.

                                  EXHIBIT INDEX


Exhibit Number        Description of Documents


     27               Financial Data Schedules

                      -   For the quarter ended September 30, 2000