Form 10-K
period 2000-12-31
ANTEON CORP
filed 2001-03-30
CIK 1090709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

        (Mark One)
       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                        COMMISSION FILE NUMBER: 333-84835

                             -----------------------

                        ANTEON INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           VIRGINIA                                             54-1023915
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                              3211 JERMANTOWN ROAD
                             FAIRFAX, VA 22030-2801
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 246-0200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                 NAME OF EACH EXCHANGE ON WHICH REGISTERED: N/A

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                             -----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         There were 14,266,128 shares of common stock outstanding as of March 14, 2001

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

         These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, and may also include references to assumptions. These statements are contained in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and other sections of this Form 10-K.

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

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

         o the continuing integration of Sherikon, Inc. and our other acquisitions without disruption to our other business activities;

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Anteon International Corporation ("Anteon" or the "Company"), headquartered in Fairfax, Virginia, is a leading information technology and e-business solutions company providing support to the federal government, commercial, and international sectors for 25 years. Anteon Corporation was renamed Anteon International Corporation effective January 1, 2001. Anteon was founded in 1976 and is incorporated in the Commonwealth of Virginia and employs approximately 5,000 full-time employees in the United States, Puerto Rico, England, Germany, Italy, Canada and Australia.

         The Company possesses a strong Department of Defense foundation with growing federal civilian agency, international, and commercial market presence. Currently, the U.S. Navy is Anteon's largest federal customer. The Company works with contracting agencies throughout the Navy, including the Naval Sea Systems Command, Naval Undersea Warfare Center, Naval Surface Warfare Center, Space and Naval Warfare Systems Command and Centers, and various other naval research and fleet support agencies. The U.S. Air Force and U.S. Army are also important defense customers. Among Anteon's significant federal civilian agency customer base, the General Services Administration ("GSA"), the Federal Emergency Management Agency ("FEMA"), United States Postal Service, and Department of Transportation are key among over 30 agencies served.

SERVICES AND PRODUCTS

         The U.S. federal government is among the world's largest purchasers of information technology. Due to projected increases in federal government outsourcing, the volume of information technology services procured from contractors is expected to increase by approximately 5.9% annually to 2002. Anteon believes that the federal government will continue to turn to technology solutions to enhance productivity and reduce costs, given the emphasis on downsizing, as well as budget constraints for large new projects. The Company also believes that expenditures will focus on upgrading existing equipment and systems, including many that Anteon has designed and currently supports.

ANTEON STRATEGIC BUSINESS UNITS

         Anteon offers a full spectrum of information technology, e-business, and engineering solutions. The Company is organized into strategic business units, which operate in a closely coordinated fashion in order to leverage the full breadth and depth of Anteon's extensive technical resources. These units are: Information Systems Group ("ISG"); Systems Engineering Group ("SEG," formerly known as Techmatics); Engineering and Information Technology Group ("E&ITG," formerly part of Analysis & Technology, Inc.); Sherikon ("SESG":
Science and

Systems Engineering Group), a wholly owned subsidiary; Applied Technology Group ("ATG"); Systems Integration Group ("SIG," formerly part of Analysis & Technology, Inc.); Products and Application Services Group ("PAS"); Interactive Media Corporation ("IMC," formerly a subsidiary of Analysis & Technology, Inc.) a wholly owned subsidiary and Enterprise Ventures Group ("EVG"). A brief description of each strategic business unit follows.

INFORMATION SYSTEMS GROUP

         The Information Systems Group provides system integration and a full spectrum of system life cycle information technology services. As a proven leader in developing complex applications, Anteon's teams of software engineers bring the latest database tools, application products and technologies, and web-based solutions to bear on customer needs. Anteon's communication services include the design, custom configuration and implementation of data, voice, and video communication networks. The division provides its services through multiple contract vehicles including GSA Federal Supply Schedule, GSA CAPZONE, GSA ANSWER and Department of Transportation ITOP.

         Key ISG customers include the U.S. Army, U.S. Air Force, Defense Finance and Accounting Service, FEMA, Bureau of Indian Affairs and selected additional government and commercial organizations.

         ISG developed the National Emergency Management Information System ("NEMIS") in support of the FEMA. NEMIS is an enterprise-wide Oracle-based client/server management information system that connects several thousand desktop and mobile terminals/handsets and provides FEMA with a fully mobile, nationwide response and disaster management system. The ISG continues to provide support and maintenance to the NEMIS system and we believe there may be significant opportunities to sell similar systems to individual states and foreign governments.

         Anteon provides comprehensive logistics solutions that support, enhance, or replace existing federal agency operations. Anteon teams assist in reinventing supply chains, applying critical logistics support to products or systems, modernizing transportation networks, and supplementing deployment capabilities. Specific tasking includes work in supply and value chain management services, acquisition logistics, distribution and transportation logistics services, and deployment logistics services. A key example of the Group's logistics work is the U.S. Air Force Cargo Movement Operations System ("CMOS") project, which began as a systems development and integration contract and has evolved into an end-to-end support relationship. The Company has been supporting CMOS since 1989 when it started to develop this mission critical system for the U.S. Air Force to automate cargo movement operations. CMOS is one of the largest open systems within the Department of Defense, and the first standard Air Force client server application to be installed at air bases worldwide. The CMOS project involved full systems development, end-to-end support, integration of commercial off-the-shelf ("COTS") systems and custom developed software, configuration management, maintenance implementation, and training.

         ISG also provides custom training and performance solutions across all major computer platforms and delivery systems, with many years of consulting, performance improvement and training services experience. ISG's computer programmers and consultants use web-based delivery systems and multimedia technology, including computer generated graphics, animation, full motion video and high fidelity audio to develop multimedia training solutions that achieve customer training objectives. The Group's multimedia technologies are platform and tool independent, allowing them to be easily integrated into any computer environment. An example of Anteon's work in this area is support for U.S. Army Life Cycle Software Engineering ("LCSE") Simulation Centers. Anteon provides software development and engineering services for constructive training devices at over 40 locations throughout the continental United States, Europe, and in Korea. Simulation Centers provide computer-driven simulations capable of training Army forces for a wide range of missions.

         ISG also provides system life cycle engineering for command, control, computers, communications, intelligence, surveillance and reconnaissance ("C4ISR") systems. Clients include the U.S. Department of Defense, North Atlantic Treaty Organization ("NATO"), and the U.K. Ministry of Defence. An example of this work is the Linked Operations/Intelligence Centers Europe ("LOCE") for NATO, which provides a common data structure enabling the rapid distribution of tailored intelligence data to support coalition operations during peacetime, in crisis, or war. ISG supports the LOCE program by providing software and hardware maintenance, communications engineering, formal classroom and on-site training, and hardware/software configuration management.

         ISG's Dayton Operation conducts materials science research and development efforts and covers the spectrum of basic research and exploratory and advanced development efforts for the Air Force's Research Laboratory including helping to design, build and operate the largest continuous wave gas laser in the United States, located at Wright Patterson Air Force Base.

SYSTEMS ENGINEERING GROUP

         The Systems Engineering Group ("SEG") provides fleet support and system life cycle engineering primarily for the U.S. Navy surface community. Projects on which SEG is engaged include the Ballistic Missile Defense Program, the Cruise Missile Defense Program, the Ship Self Defense Program and the Navy Theater Air Defense program. SEG was also recently selected to provide systems engineering support for the next generation destroyer, the new attack submarine and the new aircraft carrier programs.

         SEG also supports all aspects of the U.S. Navy's AEGIS Program, including ship design, construction and maintenance; AEGIS combat system engineering and testing; and the engineering and introduction of a Theater Ballistic Missile Defense capability in AEGIS.

         An example of SEG's work is support for the Program Executive Office ("PEO") Surface Strike and the acquisition of the Navy's newest surface combatant, USS Zumwalt (DD-21). Anteon provides a broad range of professional and technical services including supporting ship design in a total ship computing environment, system life cycle engineering, and logistics planning support. The total ship computing environment utilizes advanced computer systems to reduce required manpower while maintaining safety and enhancing mission readiness aboard ship. Tasking also includes evaluation of commercial off-the-shelf software and hardware, test and evaluation of ship systems, and the development, acquisition and integration of DD-21 combat systems. Elements of the combat systems supported include multi-function and volume search radar, and advanced gun and undersea warfare systems. Anteon also provides PEO

Surface Strike with business and financial management process development, and supports the Advanced Land Attack Missile and Integrated Power Systems program offices.

ENGINEERING & INFORMATION TECHNOLOGY GROUP

         E&ITG strategically combines engineering, ship design, and combat systems expertise with acquisition and program management support services to further the Company's strategy of positioning itself as a provider of end-to-end services for technology-based solutions. The Group provides technical expertise in key undersea warfare areas such as hull-form design, acoustic signature modeling, structural mechanics, signal processing, machinery design, and development of tactical decision aids. E&ITG performs theoretical and applied research to reduce signatures and improve survivability in combatant ships and vehicles.

         Key customers of E&ITG include the Naval Undersea Warfare Center ("NUWC"), the Naval Surface Warfare Center ("NSWC"), the Office of Naval Research ("ONR"), and the Naval Sea Systems Command ("NAVSEA").

         E&ITG provides system life cycle services including (1) requirements definition; (2) systems engineering and integration; (3) testing and evaluation; and (4) system upgrades. For example, the Group provides system engineering support for the Virginia Class, the next generation of attack submarine. In addition, the Group is developing prototype communication software in support of the U.S. Navy's IT-21 initiative that will incorporate COTS technology to speed solutions to the fleet.

         Another example of E&ITG's work is support for ONR's Power Electronic Building Block ("PEBB") Program, where the goal is to reduce new ship construction costs as well as maintenance costs by providing a smart multifunction device that interfaces between the ship's machinery, systems and power supply. To facilitate this, the Group's machinery research and development engineers are designing and developing a new class of programmable electronic power modules for shipboard power control and conversion. This includes providing engineering support from requirements definition to design, development, prototyping and device fabrication and installation.

         E&ITG also specializes in developing tactical decision aids primarily for the U.S. Navy. The Group's capabilities include (1) software development,
(2) telecommunications/networking, (3) database systems, (4) COTS product integration, (5) training, (6) simulation and (7) modeling and data fusion. The Group helps customers improve the capability, responsiveness, and reliability of their systems through advanced network architectures and user friendly software platforms. The Company is providing COTS solutions to develop a high-technology graphical user interface ("GUI") for the Advanced Systems Technology Office of the NAVSEA. The Company was also selected by the Naval Research Laboratory to perform research and development on the Meteorology and Oceanography ("METOC") database, a system that reduces event-triggered human decision errors. The METOC system was selected by NATO as the standard for the Allied forces' environmental analysis systems.

SHERIKON

         Sherikon, Inc. is a wholly owned subsidiary of the Company, offering system engineering, information systems, telecommunications, health service information systems, and aerospace systems technical services. Anteon acquired all of the outstanding stock of Sherikon, Inc. on October 20, 2000, as previously reported. Subsidiary headquarters are in Chantilly, Va., with 14 Sherikon offices and numerous work sites located in 21 states, and Puerto Rico, Germany, and Italy.

         Key customers include the Department of Defense, Department of Justice, Department of Transportation; General Services Administration; the states of California, Florida, Texas, Pennsylvania; and several municipalities.

         An example of Sherikon's support is work for the U.S. Army Medical Material Development Activity ("USAMMDA"), where Sherikon is a subcontractor to Cambridge Consulting Corporation. Tasking includes preparation of briefings, technical assessments, and decision papers required by the DOD 5000 series of directives to manage the acquisition process. The types of products supported include medical devices, equipment and systems; drugs; vaccines; diagnostics; and therapeutics.

APPLIED TECHNOLOGY GROUP

         The Applied Technology Group provides information technology, engineering and environmental services to a wide variety of customers predominately in the western U.S. through various customer specific and GSA contracts or Schedules. The Group's client base includes, among others, the U.S. Navy, Army Corps of Engineers, Air Force, the Environmental Protection Agency, the GSA, Bonneville Power Administration, and the Department of Interior.

         An example of ATG's work is support for the Space and Naval Warfare Systems Command in San Diego ("SPAWAR"). Anteon provides systems engineering, system integration, fleet installation, configuration management, and foreign military sales ("FMS") services for the Advanced Tactical Data Link Systems ("ATDLS"). As part of the ATDLS environment, Anteon supports the Joint Tactical Information Distribution System ("JTIDS"), Link-16, 11, and 22 tactical data link programs, Submarine TADIL-J ("S-TADIL-J"), Link Missile Tactical Terminal ("LMT2"), Multi-TADIL, and Multifunctional Information Distribution System ("MIDS") projects. These data links provide the backbone and architecture for tying together various information and communication systems networks, thereby allowing the decision-maker a clear perspective of the situation. The networks are intended to bring together the collection and dissemination of information from platforms ranging from satellites to submarines, tanks to cruise missiles, and ground stations to advanced fighter jets and AEGIS cruisers.

         Another example of the type of services provided by ATG is the engineering and information technology support provided to the U.S. Navy's Site Characterization and Analysis Penetrometer System ("SCAPS") since 1994. SCAPS is an innovative technology developed initially by the SPAWAR Systems Center in San Diego in partnership with the Naval Facility Command ("NavFac") and Anteon. Geologists use SCAPS to rapidly characterize subsurface conditions at sites for real-time data processing of on-site evaluations. The Company also performs environmental compliance audits, compliance management planning, pollution prevention surveys and monitoring, environmental exposure and prediction models, as well as develops computer-based interactive courseware for Occupational Safety and Health Administration ("OSHA") training.

SYSTEMS INTEGRATION GROUP

         The Systems Integration Group ("SIG") provides full life cycle combat and ocean systems engineering, including requirements definition, system engineering, test and evaluation, fabrication/production, and in-service engineering.

         Key customers include the Fleet Technical Support Center, Atlantic, Naval Sea Systems Command, Philadelphia, Supervisor of Ship Building ("SUPSHIP"), Portsmouth, Coastal Systems Station, Panama City Beach, and the Naval Research Laboratory.

         For the Fleet Technical Support Center Atlantic, SIG provides technical support services on combat, hull, mechanical and electrical ("HM&E"), and undersea systems. The work includes equipment installations, inspections, testing, and modernization upgrades, as well as training, for equipment aboard both surface ships and submarines of the Atlantic Fleet. Many of the modernization upgrades are consistent with the Navy's COTS procurement philosophy.

         Supporting the Naval Sea Systems Command, SIG is the Navy's leading provider of technical services for the state-of-the-art Smart Ship System. Smart Ship is an IT-based shipboard maintenance system, which replaces many of the manual maintenance programs with automated diagnostic tools. Smart Ship is a key strategy in the Navy's introduction of the new series 21st century surface combatants, including the DD-21 class destroyer. SIG also provides technical support and engineering services for ship maintenance and repair aboard active U.S. Navy ships for SUPSHIP, Portsmouth. The work includes shipboard system installation, modification, repair, testing, and removal. The subject systems include propulsion, ordnance, electronic, navigation, command and control, and electronic warfare systems. In the area of ocean engineering, including meteorological and oceanographic systems, SIG is a leading information technology and engineering contractor for the Naval Research Laboratory and the Coastal System Station. SIG is providing services that include cyclone-modeling, data acquisition and processing for weather satellites, upgrade and maintenance of diving and salvage systems, and the development of mine warfare systems for both identification and removal of mine-like objects.

         SIG is well positioned to develop the application of Anteon's full spectrum of engineering services as the Navy evolves its full service contracting concept. Full service contracting is expected to establish new dynamics for the maintenance of U.S. Navy ships and their systems, with prime contractors responsible for building ships as well as assuring that each ship is ready for operational deployment throughout its life cycle.

         This Group is also heavily involved in the Navy's SmartCard program. SIG provides program management support services for the Navy's SmartCard Program Office, as well as procurement, warehousing, and drawing and documentation development for various clients. The Group also supports smart podium design and battle group installations as well as life-cycle maintenance, including 24/7 help desks. SIG offers ship and shore networking (hardwire and wireless), biometrics and physical reader interfacing, authentication and encryption, and peripheral component compatibility assurance.

PRODUCTS AND APPLICATION SERVICES GROUP

         The Product Applications and Services Group sells a wide variety of software products, maintenance, and other services and training to the federal government through Anteon's GSA Federal Supply Schedule contracts and reseller agreements. Products include offerings from Oracle, IBM/Lotus, Microsoft, and Siemens. The Company frequently builds new consulting engagements around the sale of these products to new customers. Some software products offered are the result of strategic partnerships and alliances the Company has developed to better serve its customers. Currently the Company's strategic alliances include, but are not limited to:

         Oracle: Anteon's status as a Certified Solution Partner in the Oracle Partner Program allows the Company privileged access to Oracle's leading Internet-based development and deployment technologies.

         IBM: Anteon is an IBM Member Business Partner, a program emphasizing complete business and e-business solutions. Anteon has also been designated a "Government Specialty for e-business" Partner by IBM. The Government Specialty for e-business distinction recognizes that Anteon possesses a strong portfolio of government applications compliant with IBM's government portal architecture and application framework for e-business.

         Information Builders, Inc. ("IBI"): Anteon and IBI are partners focused on enabling e-government with user-focused, Web-based business intelligence. Sharing and expanding expertise, both companies work to enable customers to use more of the latest technologies, such as the Internet, intranets and mobile devices, while maximizing existing infrastructure investments in mainframe and legacy systems.

INTERACTIVE MEDIA CORPORATION

         Interactive Media Corporation ("IMC"), provides custom training and performance solutions across all major computer platforms and delivery systems. IMC has established positions in telecommunications and financial services as well as in the rapidly growing web-based training market. IMC has many years of consulting, performance improvement and training services experience. Since 1990, IMC's personnel have developed thousands of hours of interactive media courseware. IMC's computer programmers and consultants use web-based delivery systems and multimedia technology, including computer generated graphics, animation, full motion video and high fidelity audio to develop training solutions that are both educational and expedient to the end user. The unit's multimedia technologies are platform and tool independent, allowing them to be easily integrated into any company's computer environment.

ENTERPRISE VENTURES GROUP

         The Enterprise Ventures Group incubates new products and services to develop new markets for Anteon. Descriptions of current businesses within this group follow.

         Anteon-CITI, LLC, a joint venture, offers a suite of software products to federal, state, and local law enforcement agencies in the U.S., Canada and Mexico. Its flagship offering, Special Investigative Unit Support System ("SIUSS"), is an Oracle and Windows-based product providing an analytical system for criminal investigations by drawing together intelligence gathered during a criminal investigation and assisting in the identification of patterns of criminal activity. Companion products include Speedload, which overcomes the problem of multiple data entry, Graphics, which provides visual results of many of the SIUSS analytical reports, and Insight, which gives the investigator the ability to perform many functions of an intelligence analyst.

         The Center for Information Technology Education ("CITE"), a business unit of Anteon Corporation, offers Oracle, Java and E-Commerce education programs which enable adult learners to transition to IT careers through evening and weekend classes. CITE has also established its first satellite center at Norfolk, Virginia and has partnered with three universities in the region in order to offer its students continuing education credits or graduate degree credits. CITE has also established Rockwell University, authorized by the State of Virginia to enroll students in a graduate masters degree program in E-Commerce.

         Pocketmultimedia(TM), a business unit of Anteon Corporation, is a digital entertainment technology unit providing proprietary video compression technologies developed by the company. Pocketmultimedia's products provide solutions for creation and playback of streaming video and audio solutions for wireless and handheld applications. The unit was formed to focus on video and audio over Internet protocol networks, as well as playback of pre-recorded content on handheld PDA platforms.

         DisplayCheck(TM), a business unit of Anteon Corporation, provides PC-based, automated optical inspection systems to conduct automated, cost effective, functional testing of microdisplays, including liquid crystal displays ("LCD") and light emitting diode ("LED") panels. The system provided by DisplayCheck(TM) includes hardware and software for image acquisition, device-under-test ("DUT") interface and image processing for defect identification in optical projection devices used in computers, projectors, and high definition televisions, among other commercial units.

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

         Federal government agencies also frequently purchase information technology services and products through other contract vehicles such as GSA Federal Supply Schedules. GSA awards such indefinite quantity fixed price contracts to companies for stated periods of time through which individual agencies may place orders, receive shipments and make payments directly to contractors.

 In order for a company to provide services under a GSA Federal
Supply Schedule contract, the company must be pre-qualified and selected by the GSA. In the information technology service sector the three ratings criteria employed by the GSA for pre-qualification are technical skills, price and a history of excellence in government contract administration. The Company currently has several GSA Federal Supply Schedule contracts.

         The changed federal government procurement environment presents suppliers such as the Company with a number of challenges. For example, a substantial amount of marketing must be done after winning the initial contract in order to win subsequent delivery and task orders. The Company's experience has been that the changed environment for government contractors has on balance been highly favorable to suppliers such as the Company that have a wide range of technological capabilities, are very focused on cost control and have a high degree of sophistication and experience in government contracting. First, these more flexible forms of contract vehicles provide for very sizable revenue generation opportunities. Second, these vehicles permit the Company to market its services to a much wider range of customers than was possible under more traditional contracting vehicles. Third, the current environment tends to favor entities that have the size and technological breadth to offer a variety of services because the umbrellas provide for broader opportunities. Finally, the Company has found that this environment encourages building longer term and stable supplier/customer relationships because there are often a number of contract vehicles under which Federal agencies may be able to direct work to preferred contractors. This tends to lessen the risks to customer and supplier of going through recompetes in order to continue to transact business, and provides a reward for suppliers such as the Company that establish a reputation for quality and integrity.

CONTRACT PAYMENT TYPES

         The contract vehicles described above employ various payment methodologies. Contracts are typically referred to as time and materials contracts, cost-plus contracts and fixed-price contracts. Each of these contract payment types is described below.

TIME AND MATERIALS CONTRACTS

         Some of the Company's largest contracts are negotiated on the basis of time and materials. Under this type of contract, a contractor is paid a fixed hourly rate for direct labor hours expended. Labor costs, overhead and profit are included in the fixed hourly rate. Materials, subcontractors and other direct costs are reimbursed at actual costs-plus general and administrative expenses depending on the Strategic Business Unit's ("SBU") disclosed cost practices and, in some instances, an agreed-upon percentage of profit. A contractor makes critical pricing assumptions when proposing fixed labor rates for a time and materials contract and risks loss of profitability on time and materials contracts if its actual costs exceed assumed costs.

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

         The following table gives the approximate percentages of the Company's revenues realized from the three basic contract types during the periods indicated for its continuing operations:


                                FISCAL YEARS ENDED DECEMBER 31,
                                -------------------------------
CONTRACT TYPE                  1997     1998     1999     2000
-------------                  ----     ----     ----     ----
Cost-Reimbursement               23%      34%      37%      41%

Time-and-Materials               61%      47%      38%      31%

Fixed-Price                      16%      19%      25%      28%
                                 --       --       --       --
Total Company                   100 %    100 %    100 %    100%


FEDERAL GOVERNMENT RECEIVABLES

         Almost all of the Company's accounts receivable are derived from Federal government agencies. An account receivable from a Federal government agency enjoys the overall credit worthiness of the Federal government, even though each such agency is a separate agency with its own budget. Pursuant to the Prompt Payment Act, payments from government agencies must be made within 30 days of final invoice or interest must be paid. However, changes in Federal government contracting policies could directly affect the Company's financial performance, and its continued performance under government agency contracts, or the award of additional contracts from these agencies could be materially adversely affected by spending reductions or budget cutbacks at these agencies. Also, Federal government prime contracts typically span one or more base years and one or more option years, often covering more than half of the contract's potential duration. Federal government agencies have the right not to exercise these option periods and to terminate their contracts on short notice, with or without cause. Further, the award of all Federal government contracts is generally subject to protest by disappointed competitors.

REGULATION

         The passage of the Information Technology Management Reform Act ("ITMRA") in late 1996 resulted in major changes in Federal government procurement rules governing the acquisition of information technology goods and services. The ITMRA changed the government's process for procuring information technology by (1) placing increased attention on the cost-effectiveness of information technology, return on investment and performance and (2) allocating to individual agencies authority and accountability for information technology budgets. These trends are expected to result in increased interagency coordination and sharing of expense and fewer proprietary or single agency solution systems. We believe that suppliers such as the Company benefit from these trends. As a result of the ITMRA, multiple-award IDIQ government-wide contracts are the preferred vehicle for procuring information technology. Accordingly, contractors have a decreased need for large-scale investment in bid and proposal activities and an increased need to commit marketing resources to identify and capture tasks under existing contracts.

         Federal government contracts are subject to the Federal Acquisition Regulations ("FAR") and other agency FAR supplements. Major contracts are also subject to the Truth in Negotiations Act ("TIN Act") and Cost Accounting Standards ("CAS"). Among other procurement regulations, the FAR contains the cost principles for setting contract prices while the TIN Act requires the Company to provide current, accurate and complete cost or pricing data in connection with the negotiation of a contract. CAS requires consistency of accounting practices over time and compliance with specific cost accounting criteria.

         To the extent that a company fails to comply with procurement requirements, the Federal government may demand an adjustment in contract prices. Additionally, changes in cost accounting practices are subject to a required procedure for negotiation of the cost of the change. The Federal government is protected from paying increased costs resulting from a contractor's accounting changes.

         The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"), which can result in adjustments to contract costs and fees as well as penalties and interest costs. The Government retains a portion of the fee earned by the Company until contract completion and audit by the DCAA. Audits of the Company by DCAA have been completed for all fiscal years through 1997 without material adjustments. In the opinion of management, the audits for fiscal years 1998, 1999 and 2000 will not result in adjustments having a material adverse effect on the Company's financial position or results of operations. However, no assurances can be given that future material adjustments will not be required.

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

         The Company, like most of its competitors, possesses a substantial backlog of several hundred contracts that provide potential multi-year revenues. Most of the contracts are operational over a one to ten-year period. In the past, the Company has generally been successful in substantially expanding the scope and size of our principal contracts. The Company's estimated total contract backlog as of December 31, 2000 was $2.8 billion, with an additional $653 million of bids outstanding. As of December 31, 2000, $307.9 million of the estimated total contract backlog was funded.

CUSTOMERS

         The Company is one of a select group of qualified suppliers of information technology services to the Federal government. Domestically, the Company services more than 60 agencies, bureaus and divisions of the U.S. Federal government, Cabinet-level agencies and all branches of the military services, which customers provide approximately 90% of the Company's aggregate revenues. State and local governments, international clients and the commercial sector provide the remaining 10%. In particular, the Company has an established track record of providing quality services to the U.S. Navy. The Company maintains contracts with approximately 30 different U.S. Navy organizations. These Navy organizations independently contract for our services and generated approximately 47% of the Company's 2000 revenues. The General Services Administration (GSA), the Environmental Protection Agency and FEMA constitute the largest civil government customers of Anteon and its subsidiaries.

         Approximately 59% of the IMC subsidiary's revenues were generated from commercial customers. These customers include FORTUNE 500 companies primarily in telecommunications, financial services and information technology. IMC has developed training systems for companies such as MCI Worldcom, Ameritech, GTE, Royal Bank of Canada, National City Bank, SmithKline Beecham and Merck.

COMPETITION

         The Federal information technology and engineering services industries are comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with a major presence throughout the Federal government. Because of the diverse requirements of Federal government clients and the highly competitive nature of large Federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members on the basis of their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity. The Company frequently competes against the well-known firms in the industry as a prime contractor. Obtaining a position as either a prime contractor or subcontractor on large government-wide contracting vehicles is only the first step to ensuring a competitive position. Competition then takes place at the task order level, where knowledge of the client and its procurement requirements and environment are key to winning the business.

EMPLOYEES

         The Company and its subsidiaries employ approximately 5,000 personnel. None of these employees are represented by collective bargaining agreements. Management believes its relationship with its employees is good.

ITEM 2. PROPERTIES

         The Company's headquarters are located in leased facilities in Fairfax, Virginia. The Company also leases approximately 909,000 square feet of office, shop and warehouse space in over 80 facilities across the United States, Canada, United Kingdom and Australia. The Company owns Analysis & Technology, Inc.'s ("A&T," a company acquired in June, 1999) headquarters building in North Stonington, Connecticut, which occupies 60,330 square feet of office space. The Company's IMC subsidiary owns office and shop space in Butler, Pennsylvania. IMC presently subleases to tenants approximately 23,000 square feet of its Butler office space.

         A summary as of December 31, 2000 of the principal leases of the Company and its subsidiaries over 5,000 square feet is as follows:


LOCATION                                         SQUARE FOOTAGE     LEASE EXPIRATION
--------                                         --------------     ----------------
Fairfax, VA               Jermantown Rd.               111,865          6/30/10
Chesapeake, VA            Crossways Blvd.               84,000          2/28/03
Crystal City, VA          Jefferson Davis Hwy.          74,350          7/31/02
Dallas, TX                Rawlins                       44,022          3/31/05
Pasadena, CA              N. Altadena Drive             40,500          9/20/01
Middletown, RI            One Corporate Place           39,355          6/30/04
Annapolis, MD             Greenlee Rd.                  38,439          2/13/03
Arlington, VA             Jefferson Davis Hwy.          33,958          9/04/03
Montgomery, AL            E. Gunter Park Rd.            25,320          2/28/01
Alexandria, VA            S. Washington St.             23,762          1/31/03
New London, CT            Bank St.                      22,500          2/28/01
Dahlgren, VA              Dahlgren Rd.                  19,515          9/30/03
Rockville, MD             Tower Oaks Blvd.              19,164         12/31/01
Chantilly, VA             Avion Parkway                 18,258          1/31/09
McLean, VA                Jones Bridge Rd.              15,779         10/31/01
San Diego, CA             Camino Del Rio                14,633          8/31/04
Arlington, VA             Airport Plaza                 14,220          4/30/02
Mystic, CT                Oral School Rd.               14,212          7/13/02
San Diego, CA             Balboa Ave.                   13,689          9/30/04
Panama City Beach, FL     Skyview Dr.                   11,200          2/28/01
Dayton, OH                Wright Point 2                10,665          3/31/04
Chesapeake, VA            Woodloake Circle              10,000          3/31/05
California, MD            Airport Rd.                    9,814          3/31/02
Arlington, VA             N. Stuart St.                  9,582          1/31/02

Panama City Beach, FL     Gwyn Dr.                       8,000          7/31/01
Orlando, FL               Science Dr.                    7,862          6/30/03
Atlanta, GA               Roswell Rd.                    7,776         11/30/02
Virginia Beach, VA        Greenwich Commons              7,754          5/31/04
Newington, VA             Cinderbed Rd.                  7,634          9/30/03
Las Vegas, NV             S. Maryland Pkwy.              6,941          1/27/05
San Diego, CA             San Diego Ave.                 6,401          6/30/02
Silver Spring, MD         Georgia Ave.                   6,384          8/13/01
Washington, DC            Navy Yard                      6,320          6/30/11
Westerly, RI              Spuchy Dr.                     6,050              MTM
Bath, ME                  School St.                     6,000          9/30/01
Stevensville, MD          Pier One Rd.                   5,800          3/31/03
Santa Barbara, CA         Pacific Ave.                   5,676          7/31/01
Frederick, MD             Thomas Johnson Dr.             5,537         11/19/04

         The Company believes its facilities and equipment are in good condition and adequate for its current business needs. The Company has not experienced, and does not anticipate experiencing, any difficulty in obtaining satisfactory facilities. For additional information on the Company's leases and rental expenses see Note 12(a) of "Notes to Consolidated Financial Statements" on page 24 of the Company's 2000 Annual Report.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings in the ordinary course of business. Management of the Company and its legal counsel cannot currently predict the ultimate outcome of these matters, but do not believe that they will have a material impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By virtue of unanimous action by the shareholders of the Company dated as of July 6, 2000, the Company's Articles of Incorporation were amended, effective August 23, 2000, to increase the authorized share capital of the Company from 4,415,460 shares to 17,661,840 shares authorized for issuance at a par value of $0.05 per share.

         By virtue of unanimous action by the shareholders of the Company made effective on January 1, 2001, the Company's Articles of Incorporation were amended to change the Company's name from Anteon Corporation to Anteon International Corporation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data has been derived from (1) in the case of the Company, its audited consolidated financial statements as of and for the years ended December 31, 2000, 1999, 1998 and 1997 and as of December 31, 1996 and for the period from April 1, 1996 to December 31, 1996 and (2) in the case of our predecessor company, Ogden Professional Services Corporation (the "Predecessor Company"), its audited consolidated financial statements for the period from January 1, 1996 to March 31, 1996. These results are not necessarily indicative of the results that may be expected for any future period and are not comparable to the prior period as a result of business acquisitions consummated in 1997, 1998, 1999 and 2000. Results of operations of these acquired businesses are included in the Company's consolidated financial statements for the periods subsequent to the respective dates of acquisition. This data should be read in conjunction with "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements of the Company, together with the respective notes thereto.


                                            PREDECESSOR
                                              COMPANY                                           COMPANY
                                              -------                                           -------

                                           PERIOD FROM    PERIOD FROM
                                            JANUARY 1,     APRIL 1,
                                                1996        1996 TO                             YEAR ENDED
                                            TO MARCH 31,  DECEMBER 31,                          DECEMBER 31,
                                            ------------  ------------     ---------------------------------------------------------
                                                1996           1996           1997           1998            1999            2000
                                                ----           ----           ----           ----            ----            ----
                                            (DOLLARS IN                             (DOLLARS IN THOUSANDS)
                                             THOUSANDS)

STATEMENTS OF OPERATIONS DATA:
Revenues                                      $  32,046      $ 109,780      $ 176,292      $ 249,776       $ 400,850      $ 542,807
Costs of revenues                                29,218        100,426        159,539        221,588         353,245        474,924
                                              ---------      ---------      ---------      ---------       ---------      ---------
Gross margin                                      2,828          9,354         16,753         28,188          47,605         67,883
General and administrative expenses               2,071          4,616          8,061         15,286          25,610         38,506
Amortization of non-compete agreements               --          1,714          2,286            530             909            866
Goodwill amortization                                --            346            742          1,814           3,440          4,714
Other intangibles amortization                       --             --             --             --              --          2,673
Costs of acquisitions/acquisition-related
  severance costs                                    --             --            584            115           2,316             86
                                              ---------      ---------      ---------      ---------       ---------      ---------
Operating income                                    757          2,678          5,080         10,443          15,330         21,038
Gains on sales of investments and other,
  net                                                --             --             --             --           2,585             --

Interest expense, net                                --          1,455          2,365          5,597          16,042         22,746
Minority interest in earnings (losses) of
  subsidiaries                                       --             --             13             25              40            (24)
                                              ---------      ---------      ---------      ---------       ---------      ---------
Income (loss) before provision for income
  taxes and extraordinary loss                      757          1,223          2,702          4,821           1,833         (1,684)
Income tax expense (benefit)                        303            416          1,063          2,353           1,543          1,225
                                              ---------      ---------      ---------      ---------       ---------      ---------
Income (loss) before extraordinary
  loss                                        $     454      $     807      $   1,639      $   2,468       $     290      $  (2,909)
Extraordinary loss, net of tax                       --             --             --             --             463             --
                                              ---------      ---------      ---------      ---------       ---------      ---------
Net income (loss)                             $     454      $     807      $   1,639      $   2,468       $    (173)     $  (2,909)
                                              =========      =========      =========      =========       =========      =========


OTHER DATA:
EBITDA(a)                                     $   1,143      $   5,800      $   9,583      $  15,988       $  26,425      $  36,341
EBITDA margin                                       3.6%           5.3%           5.4%           6.4%            6.6%           6.7%
Cash flow from (used in) operating
  activities                                  $   2,224      $   7,519      $  14,094      $  (8,340)      $  11,565      $  17,877
Capital expenditures                                211            376            817          2,089           4,761          6,584

BALANCE SHEET DATA (AS OF DECEMBER 31):
Current assets                                               $  42,394      $  35,744      $  73,556      $ 117,600       $ 145,523
Working capital                                                 23,397         11,767         34,161         48,219          54,333
Total assets                                                    59,599         68,572        143,168        285,176         321,526
Net debt(b)                                                     19,486         23,448         73,573        178,085         197,949




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

(b) Net debt represents total indebtedness less cash and investments in marketable securities.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         A summary of comparative results for the years ended December 31, 2000 and 1999, is as follows:

                 TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                                       PERCENTAGE
                                                                 INCREASE/DECREASE FROM
                                                                   DECEMBER 31, 1999 TO
                                           2000           1999      DECEMBER 31, 2000
                                           ----           ----      -----------------
Revenues                                 $ 542,807      $ 400,850           35.4%

Operating income                            21,038         15,330           37.2%

Income (loss) before provision for
  income taxes and extraordinary loss       (1,684)         1,833         (191.9%)

Net income (loss)                        $  (2,909)     $    (173)      (1,581.5%)


         A summary of comparative results for the years ended December 31, 1999 and 1998 is as follows:


                 TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                       PERCENTAGE
                                                                 INCREASE/DECREASE FROM
                                                                   DECEMBER 31, 1998 TO
                                           1999           1998      DECEMBER 31, 1999
                                           ----           ----      -----------------

Revenues                                  $ 400,850      $ 249,776        60.5%

Operating income                             15,330         10,443        46.8%

Income before provision for income
  taxes and extraordinary loss                1,833          4,821       (62.0%)

Net income (loss)                         $    (173)     $   2,468      (107.0%)

2000 COMPARED WITH 1999

REVENUES

         Revenues increased by $142.0 million to $542.8 million for the year ended December 31, 2000, or 35.4%, from $400.9 million for the year ended December 31, 1999. The increase was due to both internal growth and growth through acquisitions. Internal revenue growth was achieved in all SBUs, with revenue growth greatest in ISG, SEG, and ISG at 12.9%, 27.0%, and 9.2% respectively. Growth from acquisitions was due to the inclusion of a full year of A&T (EITG/SIG) revenue of an additional $103.9 million ($196.9 million for twelve months). In addition, Sherikon (SESG) which was purchased October 20, 2000, contributed $15.2 million in revenue for the fourth quarter of fiscal year 2000.

         Total backlog increased during 2000 from $2.3 billion at January 1, 2000 to $2.9 billion at December 31, 2000. Of this amount, funded backlog increased from $206.7 million to $307.9 million. Of the total backlog increase, $37.8 million (of which $33.6 million was funded) was due to the acquisition of Sherikon and $494 million was generated internally through both new contract awards and the Company's ability to maintain its position as the incumbent service provider on its major contracts.

COSTS OF REVENUES

         Costs of revenues increased by $121.7 million for the year ended December 31, 2000 or 34.4%, to $474.9 million from $353.2 million for the year ended December 31, 1999. As a percentage of revenues, costs of revenues in 2000 decreased to 87.5% from 88.1% in 1999. The improvement in gross margins was primarily attributable to indirect cost savings as well as improved absorption of indirect overhead expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased from $25.6 million in 1999 to $38.5 million in 2000, a difference of $12.9 million or 50.4%. As a percentage of revenues, general and administrative expenses increased to 7.1% in 2000 from 6.4% in 1999. General and administrative expenses consist of corporate management, finance and administration, marketing and contract functions. Of the total increase, $4.4 million of the increase is attributable to the reorganization during 2000 of accounts receivable, accounts payable, general ledger, production, and security functions from the strategic business units to corporate. Accordingly, the costs of these functions are now considered general and administrative, as opposed to overhead costs of the respective strategic business units. Excluding the impact of the reorganization of functions, general and administrative costs decreased to 6.3% of revenue in 2000 from 6.4% in 1999. Generally, a significant portion of these costs is reimbursable under the Company's contracts.

OPERATING INCOME

         For the twelve months ended December 31, 2000, operating income increased by $5.7 million, or 37.2%, to $21.0 million, from $15.3 million for the year ended December 31, 1999. As a percentage of revenues, operating income remained constant at 3.8% in 2000. The $21.0 million of operating income in 2000 includes $1.2 million associated with two months of Sherikon operations since the date of acquisition.

         Net interest expense increased by $6.7 million to $22.7 million in 2000 from $16.0 million in 1999. This increase was principally due to the $100 million of 12% senior subordinated notes, which were issued in May 1999. Interest expense on the notes was $12.1 million and $7.5 million for fiscal year 2000 and 1999, respectively. In addition, the Company incurred $5.8 million in interest expense reflecting a full year of Term Note interest compared with $2.9 million for 6 months in 1999.

         Income (losses) before income taxes for the twelve months ended December 31, 2000 decreased 191.9% to $(1.7) million from $1.8 million for the twelve months ended December 31, 1999. This was due primarily to the increased interest expense for the senior subordinated notes. Anteon's effective tax rate for the twelve months ended December 31, 2000 decreased to 72.7% from 84.2% for 1999. The high effective tax rates are due primarily to non-deductible amortization of goodwill.

         For the twelve months ended December 31, 2000 net losses increased to $2.9 million from $173 thousand during the twelve months ended December 31, 1999.

1999 COMPARED WITH 1998

REVENUES

         Revenues increased by $151.1 million to $400.9 million for the year ended December 31, 1999, or 60.5%, from $249.8 million for the year ended December 31, 1998. The increase was due to both internal growth and growth through acquisitions. Internal revenue growth was primarily attributable to increased revenues in Enterprise Solutions and Services, Federal Information and Technology and Vector Data. These gains were offset by a decline in the West Coast business which resulted from a transition of tasks from the sole source Paczone contracts to the new GSA ANSWER contract which was awarded in December 1998. Growth from acquisitions was due to the inclusion of a full year of Techmatics revenue of an additional $39.0 million ($88.6 million for twelve months). In addition, A&T contributed $92.9 million in revenue for the period July 1999 through December 1999.

         Total backlog increased during 1999 from $1.2 billion at January 1, 1999 to $2.3 billion at December 31, 1999. Of this amount, funded backlog increased from $101 million to $207 million. Of the total increase, $713 million was due to the acquisition of A&T and $383 million was generated internally through both new contract awards and the Company's ability to maintain its position as incumbent service provider on 100% of its major contracts.

COSTS OF REVENUES

         Costs of revenues increased by $131.7 million for the year ended December 31, 1999 or 59.4%, to $353.2 million from $221.6 million for the year ended December 31, 1998. As a percentage of revenues, costs of revenues decreased to 88.1% in 1999 from 88.7% in 1998. The improvement in gross margins was attributable to improved absorption of indirect overhead expenses and higher gross profit margins at Techmatics and Vector Data.

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

OPERATING INCOME

         For the twelve months ended December 31, 1999, operating income increased by $4.9 million, or 46.8%, to $15.3 million, from $10.4 million in fiscal year 1998. As a percentage of revenues, operating income decreased from 4.2% in 1998 to 3.8% in 1999. Acquisition-related severance and costs associated with other potential acquisitions of $2.3 million in 1999 accounted for 0.6% of the margin decline. The $15.3 million in 1999 earnings includes $4.3 million associated with six months of A&T operations.

         Net interest expense increased by $10.4 million to $16.0 million in 1999 from $5.6 million in 1998. This increase was principally due to the $100 million of 12% senior subordinated notes, which were issued in May 1999. Interest expense on the notes was $7.5 million for fiscal year 1999. In addition, the Company expensed $0.7 million of bridge financing and $0.7 million of deferred loan and financing fees associated with the purchase of A&T, and $0.8 million interest on the Techmatics shareholder notes and non-compete agreements.

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

         For the twelve months ended December 31, 1999 net income decreased 107.0% to $(.2) million loss from $2.5 million during the twelve months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2000, net cash provided by operating activities was $17.9 million. For the year ended December 31, 1999, net cash provided by operating activities was $11.6 million. For the fiscal year 2000, net cash used by investing activities was $28.9 million. The primary use of cash during the twelve months was for the purchase of Sherikon in October 2000.

         For fiscal year 2000, the net cash provided by financing activities was $10.9 million, as compared to $101 million in 1999. The primary source of cash from financing activities for the twelve months ended December 31, 2000 was from net borrowings under the bank line credit facility.

         The total funds available to the Company under its bank credit facility as of December 31, 2000 were $40.6 million, which management believes are sufficient to meet ongoing working capital requirements for the next twelve months. Borrowings under the Revolving Credit Facility were $32.0 million as of December 31, 2000.

         As of December 31, 2000 the Company does not have any major capital commitments.


NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, and as further amended by SFAS No. 138. In the opinion of management, the adoption of SFAS No. 133, as amended, will have no significant impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of Anteon and their respective ages as of the date of this filing are as follows:


            NAME         AGE    POSITION HELD
            ----         ---    -------------
Frederick J. Iseman      48     Chairman of the Board and Director

Joseph M. Kampf ....     55     President, Chief Executive Officer and Director

Thomas M. Cogburn ..     57     Executive Vice President and Chief Operating Officer and Director

Carlton B. Crenshaw      56     Senior Vice President and Chief Financial Officer

Seymour L. Moskowitz     68     Senior Vice President

Mark D. Heilman ....     52     Senior Vice President Corporate Development

Curtis L. Schehr ...     42     Senior Vice President, General Counsel and Secretary

Vincent J. Kiernan .     42     Vice President, Controller

Gilbert F. Decker ..     63     Director

Robert A. Ferris ...     58     Director

Dr. Paul Kaminski ..     58     Director

Steven M. Lefkowitz      36     Director

Joseph Maurelli ....     59     Director

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

         THOMAS M. COGBURN has served as Executive Vice President and Chief Operating Officer and a director since April 1996. From 1992 to 1996, he served in the same capacity at Ogden Professional Services Corporation, the predecessor company to Anteon. From 1988 to 1992, Mr. Cogburn served as Vice President of the Information System Support Division of CACI International, Inc. Mr. Cogburn's experience also includes 22 years in information systems design, operation, program management, and policy formulation for the U.S. Air Force. Mr. Cogburn received a B.B.A. from the University of Texas in 1965 and an M.B.A from Arizona State University in 1971.

         CARLTON B. CRENSHAW has served as Anteon's Senior Vice President, Chief Financial Officer since July 1996. From 1989 to 1996, Mr. Crenshaw served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Orbital Sciences Corporation (a commercial technology company). He served in a similar capacity with Software AG Systems, Inc. from 1985 to 1989. From 1971 to 1985, Mr. Crenshaw progressed from financial analyst to Vice President of Strategic Planning for the Sperry Univac division and was Treasurer for Sperry Corporation. Mr. Crenshaw received a B.B.A. from Southern Methodist University in 1966 and an M.B.A. from New York University in 1971.

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

         MARK D. HEILMAN has served as Anteon's Senior Vice President for Corporate Development since October 1998. From 1991 to 1998, Mr. Heilman was a partner and principal of CSP Associates, Inc., where he specialized in strategic planning and mergers and acquisition support for the aerospace, defense and information technology sectors. From 1987 to 1991, Mr. Heilman was Vice President and an Executive Director of Ford Aerospace and Communications Corporation. Mr. Heilman received a B.A. from the University of Iowa in 1970.

         CURTIS L. SCHEHR has served as Anteon's Senior Vice President, General Counsel and Secretary since October 1996. From 1991 to 1996, Mr. Schehr served as Associate General Counsel at Vitro Corporation. During 1990, Mr. Schehr served as Legal Counsel at Information Systems and Networks Corporation. Prior to 1990, Mr. Schehr served for six years in several legal and contract oriented positions at Westinghouse Electric Corporation (Defense Group). Mr. Schehr received a B.A. from Lehigh University in 1980 and a J.D. from George Washington University in 1984.

         VINCENT J. KIERNAN has served as Anteon's Vice President and Controller since October 1998. From July 1995 to September 1998 he was a Managing Director at KPMG LLP where he provided cost and pricing control reviews, claim analysis, accounting/contract management and general consulting services to a wide array of clients including both government contractors and commercial enterprises. From 1989 to 1995 Mr. Kiernan was a Director for Coopers & Lybrand. From 1985 to 1989 he was a consultant with Peterson & Co. Consulting. From 1980 to 1983 Mr. Kiernan was a Contract Representative for a large subsidiary of Figgie International. Mr. Kiernan is a Certified Management Accountant and a member of the Institute of Management Accountants. He received his B.S. from Wake Forest University in 1980 and his M.B.A from the College of William and Mary in 1985.

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

         JOSEPH MAURELLI has served as a director of Anteon since July 1998. Previously, Mr. Maurelli was Chief Executive Officer of Techmatics. Mr. Maurelli joined Techmatics as a Vice President in 1983, and became President and CEO of Techmatics in January 1984. From 1967 to 1983, Mr. Maurelli was a senior civilian professional for the U.S. Navy Department. He has written numerous technical articles and is an active member of the American Society of Naval Engineers and the U.S. Navy League and currently serves on the Board of Directors of the Professional Services Council and the Virginia Opera. Mr. Maurelli received a B.S. from the State University of New York in 1963 and an M.S. from George Washington University in 1971.


BOARD OF DIRECTORS

         There are currently eight members of the Board of Directors of Anteon.

COMPENSATION OF DIRECTORS

         Some directors of Anteon who are not employees of Anteon are paid an annual retainer. The payment is treated as deferred compensation in the form of Anteon common stock and/or cash. Each director selects their payment option. In 2000, each of Messrs. Ferris and Kaminski received shares valued at $24,250. Mr. Decker received shares valued at $18,188 and cash of $6,062. Each director of Anteon is compensated for expenses incurred in connection with serving as a member of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

         The following table describes the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers of Anteon whose individual compensation exceeded $100,000 during the fiscal years ended December 31, 2000, 1999 and 1998 for services rendered in all capacities to the Company. The persons listed in the table below are referred to as the "Named Executive Officers."


                                                    ANNUAL COMPENSATION

                                                                                                        NUMBER OF SHARES
                                                                                                        UNDERLYING STOCK
                                                                                                             OPTIONS
                                                                                         OTHER               LONG-TERM
                                                                                         ANNUAL           COMPENSATION
NAME AND PRINCIPAL POSITION                         YEAR       SALARY        BONUS     COMPENSATION (1)       AWARDS
---------------------------                         ----       ------        -----     ----------------       ------

Joseph M. Kampf .................................   2000     $391,530     $240,000                   --      120,000
President and Chief Executive Officer               1999      360,000      240,000                   --           --
                                                    1998      235,566      200,000                   --           --

Thomas M. Cogburn ...............................   2000      211,033      100,000                   --       40,000
Executive Vice President and                        1999      195,315      100,000                   --           --
Chief Operating Officer                             1998      176,341       82,500                   --       20,000

Carlton B. Crenshaw .............................   2000      198,927      100,000                   --           --
Senior Vice President, Chief                        1999      192,935      100,000                   --           --
Financial Officer                                   1998      183,495       92,750                   --           --

Mark D. Heilman .................................   2000      185,905       75,000                   --           --
Senior Vice President, Corporate Development        1999      180,000       75,000                   --       40,000
                                                    1998      175,011       50,000                   --           --

Seymour L. Moskowitz ............................   2000      182,991      112,500                   --           --
Senior Vice President                               1999      135,274       82,500                   --       44,000
                                                    1998      150,864       84,500                   --           --

----------

     (1) No Named Executive Officer received Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of salary and bonus reported from him in the two preceding columns.

         By virtue of action by the Anteon Board of Directors made effective on August 23, 2000, the Company declared a four to one stock split.

         The following table sets forth certain information regarding options granted during fiscal year 2000 to each of the Named Executive Officers under Anteon's Amended and Restated Omnibus Stock Option Plan:

                              OPTION GRANTS IN 2000

                                                                                                    POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED ANNUAL
                                                                                                    RATES OF STOCK PRICE
                                                                                                  APPRECIATION FOR OPTION
                                                     INDIVIDUAL GRANTS                                    TERM (1)
                                                     -----------------                           ---------------------------
NAME                         NUMBER OF SHARES       % OF TOTAL       EXERCISE OR
                            UNDERLYING OPTIONS  OPTIONS GRANTED TO       BASE        EXPIRATION
                                  GRANTED       EMPLOYEES IN 2000  PRICE PER SHARE      DATE          5%           10%
                                  -------       -----------------  ---------------      ----          --           ---

Joseph M. Kampf                         120,000              24.8%         $12.4975       5/5/05     $414,339      $915,581
Thomas M. Cogburn                        40,000               8.3%          12.4975       5/5/05      138,113       305,194
Carlton B. Crenshaw                           -                  -                -            -            -             -
Mark D. Heilman                               -                  -                -            -            -             -
Seymour L. Moskowitz                          -                  -                -            -            -             -


(1) The indicated dollar amounts are the result of calculations based on the exercise price of the options and assume five and ten percent appreciation rates and, therefore, are not intended to forecast possible future appreciation, if any, of Anteon's stock price.

(2) Represents options granted under Anteon's Amended and Restated Omnibus Stock Option Plan.

         The following table sets forth certain information with respect to options held at the end of fiscal 2000 by each of the Named Executive Officers:

                       AGGREGATED OPTION EXERCISES IN 2000
                        AND FISCAL YEAR-END OPTION VALUES


                                                                              INDIVIDUAL GRANTS

                                                               NUMBER OF SHARES
                                                                  UNDERLYING              VALUE OF UNEXERCISED
                                  SHARES                      UNEXERCISED OPTIONS             IN-THE-MONEY
                                ACQUIRED ON      VALUE       AT DECEMBER 31, 2000     OPTIONS AT DECEMBER 31, 2000
NAME                            EXERCISE(S)   REALIZED(S)  EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(1)
----                            -----------   -----------  -------------------------  ----------------------------
Joseph M. Kampf                      -             -            92,929/143,231            $1,048,471/$318,804
Thomas M. Cogburn                    -             -             8,000/52,000               $29,160/$62,640
Carlton B. Crenshaw                  -             -             44,861/11,215             $506,144/$126,533
Mark D. Heilman                      -             -             48,000/92,000             $165,600/$297,900
Seymour L. Moskowitz                                            149,796/70,448            $1,612,567/$484,806

----------

(1) Based on the difference between the estimated per share value calculation as of December 31, 2000 for Anteon's common stock, which was $12.97 per share, and the option exercise price. The above valuations may not reflect the actual value of unexercised options, as the value of unexercised options will fluctuate.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth, as of December 31, 2000, the number of shares of common stock beneficially owned by each of the 5% stockholders of Anteon, each of its directors, the Named Executive Officers and all directors and executive officers as a group.


                                                           NUMBER OF SHARES
                                                               OF COMMON               PERCENTAGE OF
                                                            STOCK OF ANTEON            TOTAL SHARES OF
                                                             BENEFICIALLY              COMMON STOCK
                                                               OWNED(A)                OF ANTEON
                                                               --------                ---------
Azimuth Technologies, Inc. (b)                                14,207,888                99.7%
Frederick J. Iseman (b)                                       14,207,888                99.7
Gilbert F. Decker (c)                                             24,000                   *
Dr. Paul Kaminski (c)                                             24,000                   *
Joseph M. Kampf (d)                                              116,929                   *
Carlton B. Crenshaw (e)                                           44,861                   *
Seymour L. Moskowitz (f)                                         149,796                 1.0
Thomas M. Cogburn (g)                                             16,000                   *
Mark D. Heilman (h)                                               48,000                   *
Joseph Maurelli (i)                                               24,000                   *
Robert A. Ferris (b)                                                   0                   *
Steven M. Lefkowitz (b)                                                0                   *
Curtis L. Schehr (j)                                              26,800                   *
Vincent J. Kiernan (k)                                             8,000                   *
All Directors and Executive Officers as a Group (1)           14,690,274                99.7

----------

* Denotes beneficial ownership of less than 1%.

(a)      Determined in accordance with Rule 13d-3 under the Exchange Act.

(b) By virtue of Mr. Frederick Iseman's indirect control of Azimuth Technologies, Inc. ("Azimuth") through Azimuth Technologies, LP ("Azimuth LP"), the limited partners of which include affiliates of Caxton-Iseman Capital, Mr. Steven Lefkowitz and Mr. Robert Ferris. Mr. Frederick Iseman has sole voting and dispositive power over 14,207,888 shares of Anteon common stock and may be deemed to be the beneficial owner thereof. The address of Messrs. Iseman, Ferris and Lefkowitz is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York 10021.

(c) Includes 24,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include any shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date. Mr. Decker's address is 45 Glenridge Avenue, Los Gatos, CA 95030. Mr. Kaminski's address is 6691 Rutledge Drive, Fairfax, VA 22039.

(d) Includes 116,929 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include 119,231 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date. Mr. Kampf's address is 3211 Jermantown Road, Suite 700, Fairfax, VA 22030.

(e) Includes 44,861 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include 11,215 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date. Mr. Crenshaw's address is 3211 Jermantown Road, Suite 700, Fairfax, VA 22030.

(f) Includes 149,796 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include 70,448 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date. Mr. Moskowitz's address is 3211 Jermantown Road, Suite 700, Fairfax, VA 22030.

(g) Includes 16,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include 44,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date. Mr. Cogburn's address is 3211 Jermantown Road, Suite 700, Fairfax, VA 22030.

(h) Includes 48,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include 92,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date. Mr. Heilman's address is 3211 Jermantown Road, Suite 700, Fairfax, VA 22030.

(i) Includes 24,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include 36,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date. Mr. Maurelli's address is 258 Fourever Lane, Centreville, MD 21617.

(j) Includes 26,800 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include 33,200 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date. Mr. Schehr's address is 3211 Jermantown Road, Suite 700, Fairfax, VA 22030.

(k) Includes 8,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include 12,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date. Mr. Kiernan's address is 3211 Jermantown Road, Suite 700, Fairfax, VA 22030.

(l) Includes 14,690,274 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 30, 2001. Does not include 480,786 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of such date.

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

         Azimuth obtained the funds required for the acquisition of our Predecessor Company by issuing subordinated debt and common stock to Azimuth LP and to certain directors and executive officers of Anteon. The limited partners of Azimuth LP include, among others, affiliates of Caxton-Iseman Capital, Mr. Steven Lefkowitz, Mr. Robert Ferris and a number of business associates of Caxton-Iseman Capital. The sole general partner of Azimuth LP is Georgica (Azimuth Technologies), L.P., the sole general partner of which is a corporation solely owned by Mr. Frederick Iseman. As a result, Mr. Frederick Iseman controls Azimuth LP, Azimuth and Anteon.

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

         Effective June 1, 1999, the Company entered into an amended arrangement with Caxton-Iseman Capital whereby the Company is required to pay management fees to Caxton-Iseman Capital. Prior to the completion of the acquisition of A&T, the annual management fee was $500,000 and covered the period beginning January 1, 1999. As part of the A&T acquisition, Caxton-Iseman was paid $1.1 million for acquisition advisory services. Caxton-Iseman provided a $22.5 million equity contribution as part of the June 23, 1999 purchase of A&T. For periods subsequent to the acquisition of A&T, the annual management fee is $1 million. Pursuant to this arrangement, during the year ended December 31, 2000, 1999 and 1998, the Company incurred $1,000,000, $750,000 and $400,000, respectively, of management fees with Caxton-Iseman Capital, Inc.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                        Page Number
                                                                                          in 2000
                                                                                       Annual Report
                                                                                       -------------
(a) 1    Financial Statements

         Independent Auditors' Report                                                         F-1

         Consolidated Balance Sheets as of December 31, 2000 and 1999                         F-2

         Consolidated Statements of Operations for each of the Years in the
         Three-Year Period Ended December 31, 2000                                            F-3

         Consolidated Statements of Stockholders' Equity for each of the Years in
         the Three-Year Period Ended December 31, 2000                                        F-4

         Consolidated Statements of Cash Flows for each of the Years in the
         Three-Year Period Ended December 31, 2000                                            F-5

         Notes to Consolidated Financial Statements                                           F-6 - F-30

(a) 2    Financial Statement Schedules

         Independent Auditors' Report                                                         S-1

         Valuation and Qualifying Accounts                                                    S-2

(a) 3    Exhibits - See Exhibit Index of this Form 10K

(b)      Reports on Form 8K.

         On November 6, 2000, we filed a Current Report on Form 8K with the
         SEC pursuant to Item 2 of that Form. Pursuant to Item 2 we reported our purchase of all of the outstanding stock of Sherikon, Inc.

         On November 14, 2000, we filed an amendment to our Current Report on Form 8K with the SEC pursuant to Item 7 on that Form. Pursuant to Item 7, we provided financial statements for Sherikon, Inc., and pro-forma financial information relative to the acquisition of Sherikon, Inc.

(c)      Exhibits - See Exhibit Index of this Form 10K



                      ANTEON INTERNATIONAL CORPORATION AND
              SUBSIDIARIES (A majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Anteon International Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Anteon International Corporation (a majority-owned subsidiary of Azimuth Technologies, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Anteon International Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                                        KPMG LLP

McLean, Virginia
February 24, 2001

                      ANTEON INTERNATIONAL CORPORATION AND
              SUBSIDIARIES (a majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999
                        (in thousands except share data)



                             ASSETS                                 2000           1999
                             ------                                 ----           ----
Current assets:
     Cash and cash equivalents                                   $     928      $   1,061
     Accounts receivable, net                                      132,369        105,726
     Income tax receivable                                              --          2,082
     Prepaid expenses and other current assets                       8,605          6,466
     Deferred tax assets, net                                        3,621          2,265
                                                                 ---------      ---------

                  Total current assets                             145,523        117,600

Due from parent                                                         --          7,525
Property and equipment, at cost,
   net of accumulated depreciation
   and amortization of $12,120 and $6,089                           17,974         19,953
Goodwill, net of accumulated
   amortization of $11,056 and $6,342                              140,482        130,563
Intangible and other assets, net of
   accumulated amortization of $3,853 and $692                      17,547          9,535
                                                                 ---------      ---------
                  Total assets                                   $ 321,526      $ 285,176
                                                                 =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term Loan, current portion                                      8,437             --
     Subordinated notes payable, current portion                     4,558          8,840
     Business purchase consideration payable                         1,075          5,500
     Accounts payable                                               23,232         18,211
     Accrued expenses                                               46,682         35,625
     Income tax payable                                                531             --
     Other current liabilities                                         186          1,205
     Deferred revenue                                                6,489             --
                                                                 ---------      ---------
                  Total current liabilities                         91,190         69,381

Term Loan, less current portion                                     51,563         60,000
Revolving Facility                                                  32,000          2,900
Senior subordinated notes payable                                  100,000        100,000
Subordinated notes payable, less current portion                     2,044             --
Noncurrent deferred tax liabilities, net                             9,212          4,921
Other long term liabilities                                            859          1,681
                                                                 ---------      ---------
                  Total liabilities                              $ 286,868      $ 238,883
                                                                 ---------      ---------

Minority interest in subsidiaries                                      601            625

Stockholders' equity:
     Common stock, $0.05 par value, 17,661,840
        shares authorized, 14,257,808
        shares issued and 14,256,608 shares outstanding as
        of December 31, 2000 and 14,236,368
        shares issued and outstanding
        as of December 31, 1999                                        713            712
     Treasury stock, at cost, 1,200
        and 0 shares as of December 31,
        2000 and 1999, respectively                                     (9)            --
     Additional paid-in capital                                     40,294         40,220
     Due from parent                                                (8,810)            --
     Accumulated other comprehensive income (loss)                      37             (5)
     Retained earnings                                               1,832          4,741
                                                                 ---------      ---------
                  Total stockholders' equity                        34,057         45,668
                                                                 ---------      ---------
                  Total liabilities and stockholders' equity     $ 321,526      $ 285,176
                                                                 =========      =========

See accompanying notes to consolidated financial statements

                      ANTEON INTERNATIONAL CORPORATION AND
              SUBSIDIARIES (a majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                   2000           1999           1998
                                                                   ----           ----           ----

Revenues                                                         $ 542,807      $ 400,850      $ 249,776

Costs of revenues                                                  474,924        353,245        221,588
                                                                 ---------      ---------      ---------

                  Gross profit                                      67,883         47,605         28,188
                                                                 ---------      ---------      ---------

Operating Expenses:
      General and administrative expenses,
         excluding acquisition-related
         costs below                                                38,506         25,610         15,286
      Amortization of noncompete
         agreements                                                    866            909            530
      Goodwill amortization                                          4,714          3,440          1,814
      Other intangibles amortization                                 2,673             --             --
      Costs of acquisitions/acquisition-
         related severance costs                                        86          2,316            115
                                                                 ---------      ---------      ---------

                  Total operating expenses                          46,845         32,275         17,745
                                                                 ---------      ---------      ---------

                  Operating income                                  21,038         15,330         10,443

Gains on sales of investments and other, net                            --          2,585             --
Interest expense, net of interest income of
   $410, $814, and $136                                             22,746         16,042          5,597
Minority interest in earnings (losses) of
   subsidiaries                                                        (24)            40             25
                                                                 ---------      ---------      ---------

Income (loss) before provision for income
   taxes and extraordinary loss                                     (1,684)         1,833          4,821

Provision for income taxes                                           1,225          1,543          2,353
                                                                 ---------      ---------      ---------

Income (loss) before extraordinary loss                             (2,909)           290          2,468

Extraordinary loss, net of tax                                          --            463             --
                                                                 ---------      ---------      ---------

                  Net income (loss)                              $  (2,909)     $    (173)     $   2,468
                                                                 =========      =========      =========

See accompanying notes to consolidated financial statements

                      ANTEON INTERNATIONAL CORPORATION AND
              SUBSIDIARIES (a majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                        (in thousands except share data)



                                                                                                ACCUMULATED
                                        COMMON STOCK      TREASURY STOCK    ADDITIONAL             OTHER                  TOTAL
                                        ------------      --------------     PAID-IN  DUE FROM COMPREHENSIVE  RETAINED STOCKHOLDERS'
                                     SHARES      AMOUNT    SHARES AMOUNT     CAPITAL   PARENT   INCOME(LOSS)  EARNINGS    EQUITY
                                     ------      ---------------------------------------------------------------------------------

Balance, December 31, 1997           11,893,076    $595       --    $--       $17,775    $    --     $  --     $ 2,446     $ 20,816

Exercise of stock options                 6,960      --       --       --          22         --        --          --           22
Comprehensive income:
   Unrealized gains on investments           --      --       --       --          --         --       392          --          392
   Foreign currency translation              --      --       --       --          --         --         7          --            7
   Net income                                --      --       --       --          --         --        --       2,468        2,468
                                     ----------    ----    -----    -----     -------    -------     -----     -------     --------

Comprehensive income                         --      --       --       --          --         --       399       2,468        2,867
                                     ----------    ----    -----    -----     -------    -------     -----     -------     --------

Balance, December 31, 1998           11,900,036    $595       --    $  --     $17,797    $    --     $ 399     $ 4,914     $ 23,705

Exercise of stock options                21,520       1       --       --          39         --        --          --           40
Sale of common stock                  2,314,812     116       --       --      22,384         --        --          --       22,500
Comprehensive income (loss):
   Sales of investments                      --      --       --       --          --         --      (392)         --         (392)
   Foreign currency translation              --      --       --       --          --         --       (12)         --          (12)
   Net loss                                  --      --       --       --          --         --        --        (173)        (173)
                                     ----------    ----    -----    -----     -------    -------     -----     -------     --------

Comprehensive income (loss)                  --      --       --       --          --         --      (404)       (173)        (577)
                                     ----------    ----    -----    -----     -------    -------     -----     -------     --------

Balance, December 31, 1999           14,236,368    $712       --    $  --     $40,220    $    --     $  (5)    $ 4,741     $ 45,668

Exercise of stock options                21,440       1       --       --          74         --        --          --           75
Purchase of treasury stock                   --      --    1,200       (9)         --         --        --          --           (9)
Reclassification of due from parent          --      --       --       --          --     (7,525)       --          --       (7,525)
Advances to parent for debt
  service during 2000                        --      --       --       --          --     (1,285)       --          --       (1,285)
Comprehensive income (loss):
   Foreign currency translation              --      --       --       --          --         --        42          --           42
   Net loss                                  --      --       --       --          --         --        --      (2,909)      (2,909)
                                     ----------    ----    -----    -----     -------    -------     -----     -------     --------

Comprehensive income (loss)                  --      --       --       --          --         --        42      (2,909)      (2,867)

                                     ----------    ----    -----    -----     -------    -------     -----     -------     --------
Balance, December 31, 2000           14,257,808    $713    1,200    $  (9)    $40,294    $(8,810)    $  37     $ 1,832     $ 34,057
                                     ==========    ====    =====    =====     =======    =======     =====     =======     ========

See accompanying notes to consolidated financial statements.

                      ANTEON INTERNATIONAL CORPORATION AND
              SUBSIDIARIES (a majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                                 2000           1999           1998
                                                                                 ----           ----           ----
Cash flows from operating activities:
     Net income (loss)                                                      $  (2,909)     $    (173)     $   2,468
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
             Extraordinary loss                                                     --            772             --
             Gains on sales of investments                                          --         (2,881)            --
             Depreciation and amortization of property and
                equipment                                                        7,024          3,623          1,837
             Goodwill amortization                                               4,714          3,440          1,814
             Amortization of noncompete agreements                                 866            909            530
             Other intangibles amortization                                      2,673             --             --
             Amortization of deferred financing fees and contract costs          1,180            692          1,420
             Inventory obsolescence reserve                                         --             --            500
             Loss (gain)  on disposals of property and equipment                  (187)           (67)            --
             Deferred income taxes                                                 631          3,578          2,501
             Minority interest in earnings (losses) of subsidiaries                (24)            40             25
             Changes in assets and liabilities, net of acquired assets
             and liabilities:
                Increase in accounts receivable                                (14,261)       (10,650)       (15,559)
                (Increase) decrease in income tax receivable                     2,535             55         (2,138)
                Decrease (increase) in inventory                                    --             --          2,259
                Increase in due from parent                                         --           (900)          (730)
                (Increase) decrease in prepaid expenses and other
                current assets                                                  (1,691)         2,645         (2,088)
                Decrease in other assets                                            75          1,822            556
                Increase (decrease) in accounts payable and accrued
                expenses                                                        10,820          8,695         (2,230)
                (Decrease) increase in deferred revenue                          6,489             --             --
                (Decrease) increase in other liabilities                           (58)           (35)           495
                                                                             ---------      ---------      ---------
                   Net cash provided by (used in) operating activities          17,877         11,565         (8,340)
                                                                             ---------      ---------      ---------

Cash flows from investing activities:
      Purchases of property and equipment and other assets                      (6,584)        (4,761)        (2,089)
      Acquisition of Techmatics, net of cash acquired                               --           (115)       (27,612)
      Acquisition of Analysis & Technologies, Inc., net of cash acquired          (128)      (115,471)            --
      Acquisition of Sherikon, net of cash acquired                            (23,906)            --             --
      Proceeds from sales of investments                                            --         11,491             --
      Purchases of investments                                                      --         (3,040)        (5,574)
      Other, net                                                                 1,706            224           (113)
                                                                             ---------      ---------      ---------
                   Net cash used in investing activities                       (28,912)      (111,672)       (35,388)
                                                                             ---------      ---------      ---------

Cash flows from financing activities:
      Proceeds from bank notes payable                                              --        132,043        278,500
      Principal payments on bank notes payable                                  (1,629)      (202,443)      (232,200)
      Principal payments on Techmatics obligations                             (15,350)        (4,925)        (2,075)
      Proceeds from issuance of common stock                                        75         22,540             22
      Deferred financing costs                                                      --         (8,930)        (1,015)
      Proceeds from Term Loan                                                       --         60,000             --
      Proceeds from Revolving Facility                                         533,000        208,700             --
      Payments on Revolving Facility                                          (503,900)      (205,800)            --
      Payments on subordinated notes payable                                        --           (173)            --
      Proceeds from senior subordinated notes payable                               --        100,000             --
      Purchase of treasury stock                                                    (9)            --             --
      Advances to parent for debt service                                       (1,285)            --             --
                                                                             ---------      ---------      ---------
                   Net cash provided by financing activities                    10,902        101,012         43,232
                                                                             ---------      ---------      ---------
                   Net increase (decrease) in cash and cash equivalents           (133)           905           (496)

Cash and cash equivalents, beginning of period                                   1,061            156            652
                                                                             ---------      ---------      ---------

Cash and cash equivalents, end of period                                     $     928      $   1,061      $     156
                                                                             =========      =========      =========
                                                                                                         (continued)

                      ANTEON INTERNATIONAL CORPORATION AND
              SUBSIDIARIES (a majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

                Consolidated Statements of Cash Flows, continued

                  Years ended December 31, 2000, 1999 and 1998



                                                                      2000          1999           1998
                                                                      ----          ----           ----
Supplemental disclosure of cash flow information (in thousands):
      Interest paid                                                  $ 20,939        14,969        5,721
      Income taxes paid (refunds received), net                        (2,028)          213        1,784
                                                                     ========      ========     ========

Supplemental disclosure of noncash investing and financing activities:


      During 2000, the Company and its Parent made a determination to classify approximately $7,525,000 in amounts advanced to its parent in prior years, and reflected as a long-term asset as of December 31, 1999, as a reduction of stockholders' equity.

      In October 2000, in connection with the acquisition of Sherikon (note 3), the Company issued $7.5 million of subordinated notes payable discounted as of the date of the acquisition to approximately $6,469,000. Also in connection with the Sherikon acquisition, the Company has guaranteed bonuses of approximately $1.75 million to certain former employees of Sherikon. These bonuses are not contingent on future employment with the Company and, accordingly, have been included as additional purchase consideration, discounted to approximately $1.5 million.

      During 1999, the Company received $224,000 in amounts previously held in escrow to provide for indemnification by the former owners of Vector Data Systems to Anteon of certain claims in connection with the purchase of Vector by the Company. The amounts received by the Company were recorded as a reduction of goodwill from the purchase business combination.

      In 1999, in connection with the Techmatics acquisition (note 3), the former shareholders of Techmatics earned additional consideration from Anteon of $5,500,000 based on the results of its operations for the fiscal year ended June 30, 1999. The additional consideration paid by the Company was recorded as an increase to goodwill from the Techmatics acquisition.

      In May 1998, the Company issued $10 million of subordinated notes payable discounted as of the date of the Techmatics acquisition to approximately $8,880,000. The Company assumed $4 million of future income tax obligations of the former shareholders of Techmatics discounted to approximately $3,762,000 as of the date of acquisition. In addition, the Company entered into two-year noncompete agreements valued at $2,850,000 with certain executives of Techmatics discounted to approximately $2,654,000 as of the date of acquisition.

      As of September 30, 1998, the Company reached a settlement on the litigation and arbitration proceedings related to the purchase of the Company from Ogden Technology Services Corporation (note 1). The reduction of $4,850,000 of the consideration paid for the Company was recognized as a reduction of the goodwill from the Anteon acquisition.



See accompanying notes to consolidated financial statements.

                      ANTEON INTERNATIONAL CORPORATION AND
              SUBSIDIARIES (a majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(1)      ORGANIZATION AND BUSINESS

         Anteon Corporation was acquired by Azimuth Technologies, Inc. ("Azimuth" or the "Parent") effective April 1, 1996. Azimuth acquired all of the outstanding stock of Ogden Professional Services Corporation, a wholly owned subsidiary of Ogden Technology Services Corporation and an indirectly wholly owned subsidiary of Ogden Corporation (collectively, "Ogden"). Upon completion of the acquisition, Ogden Professional Services Corporation was renamed Anteon Corporation. Anteon Corporation was renamed Anteon International Corporation ("Anteon" or the "Company") effective January 1, 2001. The consideration paid by Azimuth to Ogden was approximately $45.2 million, consisting of approximately $36.7 million in cash and a note payable to Ogden from Azimuth for $8.5 million.

         Subsequent to the date of the closing of the Anteon acquisition and in accordance with the stock purchase agreement, the Company filed a demand for arbitration against Ogden seeking refund of a portion of the purchase price. The Company also filed a lawsuit against Ogden relating to alleged breaches by Ogden of certain representations under the stock purchase agreement. As of September 30, 1998, the litigation and arbitration proceedings were settled and resulted in a reduction of $4.85 million of the purchase price paid to Ogden in the 1996 acquisition of Anteon. The settlement was recognized as a reduction of the goodwill from the Anteon acquisition.

         On August 29, 1997, the Company acquired all of the outstanding stock of Vector Data Systems, Inc., as well as Vector's eighty percent interest in Vector Data Systems (UK) Limited (collectively, "Vector"). The consideration paid by Anteon to the former shareholders of Vector was approximately $19 million in cash (net of $2.5 million in cash acquired) financed through borrowings under a previous revolving line of credit with a financial institution. The acquisition of Vector was accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values as of the date of the combination. On May 29, 1998 the Company acquired all of the outstanding stock of Techmatics, Inc. (see Note 3(a)). On June 23, 1999 the Company acquired all the outstanding stock of Analysis & Technology, Inc. (see Note 3(b)). On October 20, 2000 the Company acquired all of the outstanding stock of Sherikon, Inc. (see Note 3(d)).

         The Company and its subsidiaries provide professional information technology, systems and software development, high technology research, and engineering services primarily to the U.S. government and its agencies.

         The Company is subject to all of the risks associated with conducting business with the U.S. federal government and its agencies, including the risk of contract terminations at the convenience of the government. In addition, government funding is dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which contract backlog will be funded in the future cannot be determined.

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

                      ANTEON INTERNATIONAL CORPORATION AND
              SUBSIDIARIES (a majority-owned subsidiary of Azimuth
                               Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


         (c)      PROPERTY AND EQUIPMENT

                  Property and equipment is stated at cost, or fair value at the date of acquisition if acquired through a purchase business combination. For financial reporting purposes, depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:


Computer hardware and software          3 to 7 years
Furniture and equipment                 5 to 12 years
Leasehold and building improvements     shorter of estimated useful life or
                                        lease term
Buildings                               31.5 years


         (d)      INVESTMENTS

                  The Company accounts for investments in debt and marketable equity securities depending on the purpose of the investment. Since the Company does not hold investments principally for the purpose of selling the investments in the near term, the Company classifies these securities as available-for-sale. Accordingly, investments are recognized at fair market value and any unrealized gains or losses are recognized as a component of stockholders' equity. As of December 31, 1998, the aggregate fair market value of the investments was $5,973,000, resulting in an unrealized gain of $392,000. During 1999, the Company sold all of its investments in equity securities for a realized gain on sale of $2,522,000.

         (e)      DEFERRED FINANCING COSTS

                  Costs associated with obtaining the Company's financing arrangements are deferred and amortized over the term of the financing arrangements using a method that approximates the effective interest method, and are included in other long-term assets in the accompanying consolidated balance sheet.

         (f) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS No. 121"). This Statement requires that long-lived assets and certain identifiable intangibles, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which hte carrying amount of the assets exceeds the fair value of the assets.

         (g)      GOODWILL

                  Goodwill relating to the Company's acquisitions represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the period is dependent on the nature of the operations acquired.

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


         (h)      OTHER INTANGIBLE ASSETS

                  The Company amortizes, on a straight-line basis, the allocated cost of noncompete agreements entered into in connection with business combinations over the terms of the agreements. Other acquired intangibles related to workforce in place and acquired contracts are amortized straight-line based upon expected employment and contract periods, respectively.

                  Software development costs represent expenditures for the development of software products that have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the amount computed using the straight-line method over the remaining economic useful life of the product. The Company is currently using economic lives ranging from one to three years for all capitalized software development costs. Amortization of software development costs begins when the software product is available for general release to customers. As of December 31, 2000, $6,186,000 had been capitalized for software development and $2,810,000 had been amortized. As of December 31, 1999, $962,000 had been capitalized and $124,000 had been amortized. Such costs are included in intangibles and other assets in the accompanying consolidated balance sheet.

         (i)      REVENUE RECOGNITION

                  Revenue from contract services is earned under cost-reimbursement, time and materials, and fixed-price contracts. Revenue under cost-reimbursement contracts is recognized as costs are incurred and under time and materials contracts as time is spent and as materials costs are incurred. Revenue under fixed price contracts, including applicable fees and estimated profits, is recognized on the percentage of completion basis, using the cost-to-cost or units-of-delivery methods. The majority of the Company's cost-reimbursement contracts are either cost-plus-fixed-fee or time and materials contracts. These contracts may either require the Company to work on defined tasks or deliver a specific number of hours of service. In either case, costs are reimbursed up to the contract-authorized cost ceiling as they are incurred. If a contracted task has not been completed or the specific number of hours of service has not been delivered at the time the authorized cost is expended, the Company may be required to complete the work or provide additional hours. The Company will be reimbursed for the additional costs but may not receive an additional fee or the fee may be prorated proportionately to the number of hours actually provided. If estimates indicate a probable ultimate loss on a contract, provision is made immediately for the entire amount of the estimated future loss. Profits and losses accrued include the cumulative effect of changes in prior periods' cost estimates. Revenues from sales of products are generally recognized upon acceptance by the customer, which is typically within thirty days of shipment.

                  Software revenue is generated from licensing software and providing services, including maintenance and technical support, and consulting. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. Services revenue consists of maintenance and technical support and is recognized ratably over the service period. Other services revenues are recognized as the related services are provided.

                  Amounts collected but not earned are recognized as deferred revenues.

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

         (j)      COSTS OF ACQUISITIONS

                  Costs incurred on successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or discontinued acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued.

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

         (l)      FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

                  The balance sheets of Vector Data Systems (U.K.) Limited, Anteon VDS (Korea) Limited, Vector Data Systems Australia Pty. Ltd., and Analysis & Technology, Inc. Australia Pty. Ltd. are translated to U.S. dollars for consolidated financial statement purposes using the current exchange rates in effect as of the balance sheet date. The revenue and expense accounts of foreign subsidiaries are translated using the weighted average exchange rate during the period. Gains or losses resulting from such translations are included in accumulated comprehensive income (loss) in stockholders' equity. Gains and losses from transactions denominated in foreign currencies are included in current period income.

         (m)      ACCOUNTING FOR STOCK-BASED COMPENSATION

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

         (n)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair market values as of December 31, 2000 and 1999, due to the relatively short duration of these financial instruments. Except for the senior subordinated notes payable, the carrying amounts of the Company's indebtedness approximate their fair values as of December 31, 2000 and 1999, as they bear interest rates that approximate market. The fair market value of the senior subordinated notes payable was approximately $88.0 million and $93.0 million as of December 31, 2000 and 1999, respectively.

         (o)      USE OF ESTIMATES

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

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


         (p)      RECLASSIFICATIONS

                  Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

         (q)      DUE FROM PARENT

                  During 2000, the Company made a determination to classify approximately $7.5 million in amounts advanced to its Parent in prior years, and reflected as a long-term asset as of December 31, 1999, as a reduction of stockholders' equity. These advances have primarily been for the purpose of meeting the Parent's debt service requirements, and substantially all of the Company's equity has been provided by the Parent. For the year ended December 31, 2000, the Company recognized a total of $1,285,000 as a reduction of stockholders' equity for additional debt service payments made by the Company on behalf of its Parent.

         (r)      STOCK SPLIT

                  On August 23, 2000 the Company's Board of Directors authorized a 4 for 1 stock split. All references to number of shares outstanding and stock options have been retroactively restated for the stock split.

(3)      ACQUISITIONS AND JOINT VENTURE

         (a)      TECHMATICS, INC.

                  On May 29, 1998, the Company acquired all of the outstanding stock of Techmatics, Inc. ("Techmatics"), a subchapter S corporation. The consideration paid by Anteon to the former shareholders and option holders of Techmatics was approximately $31 million in cash, $27 million of which was paid at closing and financed through a previous revolving line of credit with a financial institution (note
                  7) and $4 million of which was paid under two non-interest bearing installments on December 15, 1998 and April 1, 1999, and $10 million in subordinated notes payable (note
                  7). Interest of 6 percent per year began accruing on the subordinated notes payable on September 30, 1999. Also in conjunction with the purchase agreement, the Company entered into noncompete agreements for approximately $2,850,000, payable over a three-year period and discounted to $2,654,000 as of the date of acquisition, with four employees of Techmatics. Additional consideration of up to $6.25 million could have been paid by the Company and was contingent upon Techmatics meeting certain operating profit thresholds for its fiscal year ended June 30, 1999. The amount of the earn-out agreed to by the parties was $5,500,000 and was paid in April 2000. The earn-out was recognized as additional purchase consideration and accordingly increased goodwill from the combination. The acquisition of Techmatics was accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market value as of the date of acquisition. Goodwill of $32,964,000 resulting from the acquisition is being amortized on a straight-line basis over thirty years.

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                  The total purchase price paid, including transaction costs, of approximately $45.9 million was allocated to the assets and liabilities acquired as follows (in thousands):


                  Cash and cash equivalents                                         $    845
                  Accounts receivable                                                 21,869
                  Prepaid expenses and other current assets                              168
                  Property and equipment                                               2,350
                  Other long-term assets                                                 337
                  Noncompete agreements                                                2,850
                  Goodwill                                                            32,964
                  Accounts payable and accrued expenses                              (14,419)
                  Long-term debt                                                        (786)
                  Other liabilities                                                     (251)
                                                                                     -------
                        Total consideration                                          $45,927
                                                                                     =======


         (b)      ANALYSIS & TECHNOLOGY, INC.

                  On June 23, 1999, the Company acquired all of the outstanding stock of Analysis & Technology, Inc. ("A&T"), a provider of systems and engineering technologies, technology-based training systems, and information technologies to the U.S. government and commercial customers for a total purchase price, including transaction costs, of approximately $115.6 million. The acquisition was accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets were acquired contracts and workforce in place. These were valued, based on an independent appraisal completed during 2000, at $6,800,000 and $2,500,000, respectively, and have estimated useful lives of 5 and 7 years, respectively. Goodwill of $73,012,000 resulting from the acquisition is being amortized on a straight-line basis over thirty years.

                  The total purchase price paid, including transaction costs, of approximately $115.6 million, has been allocated to the assets and liabilities acquired as follows (in thousands):

                  Accounts receivable                                           $  29,910
                  Prepaid expenses and other current assets                         2,985
                  Property and equipment                                           13,727
                  Other assets                                                      1,606
                  Goodwill                                                         73,012
                  In place workforce                                                2,500
                  Contracts                                                         6,800
                  Deferred tax liabilities, net                                      (667)
                  Accounts payable and accrued expenses                           (12,197)
                  Mortgage note payable                                            (2,077)
                                                                                ---------

                                    Total consideration                         $ 115,599
                                                                                =========

                  Transaction costs of approximately $4.5 million were incurred in connection with the acquisition, including a fee of approximately $1.1 million paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company's parent, Azimuth Technologies, Inc.

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                  In addition, the Company has integrated A&T into Anteon's management structure in an attempt to achieve synergies between the two organizations. As a result of the integration, certain executive officers of A&T either resigned or were terminated during 1999 and exercised their rights to certain consideration established through pre-existing employment agreements. These costs are recorded as "acquisition- related severance costs" in the 1999 consolidated statement of operations.

         (c)      ANTEON-CITI LLC

                  During 1999, the Company and Criminal Investigative Technology, Inc. ("CITI") entered into a joint venture ("Anteon-CITI LLC"). Anteon-CITI LLC is developing and marketing certain investigative support products and services. At the date of formation, CITI contributed certain assets to the joint venture. The Company has the sole ability to control the management and operations of Anteon-CITI LLC and, accordingly, consolidates its results. Under the joint venture agreement, Anteon is allocated 98% of the profits and losses of Anteon-CITI until its investment in Anteon-CITI is recovered, at which time profits and losses are shared based on the respective ownership interests of the joint venturers. As Anteon has not yet recovered its investment, 98% of Anteon-CITI's losses have been allocated to Anteon and 2% recognized as minority interest in losses in the consolidated statements of operations. Upon the occurrence of certain events, the Company has the option to purchase the 50% interest owned by CITI, at a formula price as included in the joint venture agreement.

         (d)      SHERIKON, INC.

                  On October 20, 2000, the Company purchased all of the outstanding stock of Sherikon, Inc., a technology solutions and services firm based in Chantilly, Virginia, for a total purchase price of approximately $34.8 million, including transaction costs of approximately $861,000. Under the terms of the sale, the total purchase price included, at closing, a cash payment of $20.8 million to the shareholders of Sherikon, Inc., cash payments of approximately $5.2 million to certain executives and employees of Sherikon, Inc., and subordinated notes payable totaling $7.5 million, of which $5.0 million is due at the end of the first year after closing and $2.5 million due at the end of the second year after closing. The subordinated notes carry a 0% coupon rate. The present value of the subordinated notes payable, using an assumed borrowing rate of 11.75%, was approximately $6.5 million as of the date of purchase. In addition, the Company guaranteed certain bonuses totaling approximately $1.75 million to former Sherikon employees payable in two installments on October 20, 2001 and October 20, 2002. Such bonuses are not contingent on continued employment with the Company, and the present value of such amount, assuming an 11.75% discount rate, of $1,503,000, has been recognized as additional purchase consideration. The transaction was accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates by management. The identifiable intangible assets were acquired contracts and workforce in place. These assets were valued, based on an independent appraisal, at $1,310,000 and $760,000, respectively. Both have expected useful lives of 4 years. Goodwill is being amortized on a straight-line basis over twenty years.

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                  The total purchase price paid, including transaction costs, of $34.8 million, has been preliminarily allocated to the assets and liabilities acquired as follows (in thousands):

                  Cash                                                          $  2,924
                  Accounts receivable                                             15,191
                  Prepaid expenses and other current assets                          544
                  Property and equipment                                             353
                  Other assets                                                       248
                  Contracts                                                        1,310
                  In place workforce                                                 760
                  Goodwill                                                        20,177
                  Deferred tax assets, net                                         2,932
                  Accounts payable and accrued expenses                           (9,423)
                  Long-term liabilities                                             (207)
                                                                                --------
                                    Total consideration                         $ 34,809
                                                                                ========

                  Transaction costs of approximately $861 thousand include a $300 thousand fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Company's parent, Azimuth Technologies, Inc.

         (e)      UNAUDITED PRO FORMA DATA

                  The following unaudited pro forma summary presents consolidated information as if the acquisition of Sherikon had occurred as of January 1, 1999, and the acquisition of A&T had occurred as of January 1, 1998. The pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------

                                                        2000           1999           1998
                                                        ----           ----           ----

                  Total revenues                     $ 599,715        553,666        450,786
                  Total expenses                       601,497        555,783        453,971
                                                     ---------         ------         ------

                  Loss before extraordinary item        (1,782)        (2,117)        (3,185)
                                                     ---------         ------         ------

                           Net income (loss)         $  (1,782)        (2,580)        (3,185)
                                                     =========         ======         ======

(4)      ACCOUNTS RECEIVABLE

         The components of accounts receivable as of December 31, 2000 and 1999, are as follows (in thousands):


                                                                 2000            1999
                                                                 ----            ----

                  Billed and billable                         $ 124,417        102,266
                  Unbilled                                        9,924          5,378
                  Retainages due upon contract completion         2,376          2,283
                  Allowance for doubtful accounts                (4,348)        (4,201)
                                                              ---------        -------

                                Total                         $ 132,369        105,726
                                                              =========        =======

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


         In excess of 90% of the Company's revenues for each of 2000, 1999 and 1998 have been earned, and accounts receivable as of December 31, 2000 and 1999 are due, from agencies of the U.S. Government. Unbilled costs and fees and retainages billable upon completion of contracts are amounts due primarily within one year and will be billed on the basis of contract terms and delivery schedules.

         The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts, and therefore its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit, including by the U.S. Defense Contract Audit Agency ("DCAA") or by other appropriate agencies of the U.S. government. Such agencies have the right to challenge the Company's cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on the Company's financial condition or results of operations.

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31, 2000 and 1999 (in thousands):

                                                                 2000           1999
                                                              --------        ------
         Land                                                 $    544           596
         Buildings                                               3,179         6,498
         Computer hardware and software                         16,574        11,435
         Furniture and equipment                                 5,978         4,707
         Leasehold improvements                                  3,819         2,806
                                                                30,094        26,042
                                                              --------        ------

         Less - accumulated depreciation and amortization      (12,120)       (6,089)
                                                              --------        ------

                                                              $ 17,974        19,953
                                                              ========        ======

(6)      ACCRUED EXPENSES

         The components of accrued expenses as of December 31, 2000 and 1999, are as follows (in thousands):

                                                   2000         1999
                                                   ----         ----
         Accrued payroll and related benefits     $26,996      23,216
         Accrued subcontractor costs               10,203       5,435
         Accrued legal                                 80          --
         Accrued interest                           1,648       1,677
         Other accrued expenses                     7,755       5,297
                                                  -------      ------

                                                  $46,682      35,625
                                                  =======      ======

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(7)      INDEBTEDNESS

         (a)      OLD CREDIT FACILITY

                  On March 18, 1998, the Company entered into the Old Credit Facility with six commercial banks. Under the terms of the Old Credit Facility, the Company entered into promissory notes for aggregate available financing facilities of $125 million. This Old Credit Facility replaced a pre-existing business loan and security agreement with two commercial banks. The Old Credit Facility was comprised of a revolving credit facility for aggregate borrowings of up to $75 million, based on a portion of eligible billed accounts receivable and a portion of eligible unbilled accounts receivable ("Revolver"); and an acquisition credit facility for aggregate borrowings of up to $50 million ("Acquisition Facility"). Effective June 23, 1999, this Old Credit Facility was terminated and replaced by a $180 million New Credit Facility as discussed below.

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

                  Total interest expense incurred on the Revolver and Acquisition Facility arrangements for the years ended December 31, 1999 and 1998 was approximately $3,049,000 and $3,475,000, respectively.

                  The Revolver was collateralized by certain assets of the Company and certain assets of its subsidiaries. The subsidiaries' security interest was limited to its obligations under these bank notes. The terms of the Old Credit Facility restricted the ability of the Company to pay dividends, although Anteon could declare dividends payable to Azimuth in order to pay required payments on certain of its long-term debt.

                  During 1999, the Company wrote-off the remaining balance of deferred financing costs of approximately $772,000 upon the effective date of the New Credit Facility. This amount, net of taxes of approximately $309,000, is reflected as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 1999.

         (b)      NEW CREDIT FACILITY

                  On June 23, 1999, the Company entered into a New Credit Facility with a syndicate of nine commercial banks. This New Credit Facility replaced the Company's Old Credit Facility and coincided with the purchase of A&T. The balance outstanding of $76,200,000 under the Old Credit Facility was paid in full on that date.

                  Under the terms of the New Credit Facility, the Company entered into promissory notes with aggregate available financing facilities of $180,000,000. The New Credit Facility is comprised of a revolving credit facility for aggregate borrowings of up to $120,000,000 ("Revolving Facility"), as determined based on a portion of eligible billed accounts receivable and a portion of eligible unbilled accounts receivable, and maturing on June 23, 2005; and a $60,000,000 note ("Term Loan") with principal payments due quarterly commencing June 30, 2001, and $15,000,000 at maturity on June 23, 2005.

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                  Under the New Credit Facility, the interest rate on both the Revolving Facility and the Term Loan vary using the Libor rate plus a margin determined using the Company's ratio of net debt-to-earnings before interest, taxes, depreciation and amortization. Interest is payable on the last day of each quarter. During the year ended December 31, 2000, interest on the Revolving Facility and Term Loan ranged from 8.8375 percent to 11.75 percent.

                  As of December 31, 2000, the outstanding amounts under the New Credit Facility are as follows (in thousands):


                                                                        2000
                                                                  ----------------

                  Revolving Facility                              $     32,000,000
                  Term Loan                                             60,000,000
                                                                  ----------------

                                                                  $     92,000,000
                                                                  ================


                  The remaining available limit for the Revolving Facility as of December 31, 2000 was $40,600,000.

                  Total interest expense incurred on the Revolving Facility and Term Loan for the year ended December 31, 2000 was approximately $2,264,000 and $5,852,000, respectively. Total interest expense incurred on the Revolving Facility and Term Loan for the year ended December 31, 1999 was approximately $860,000 and $2,869,000, respectively. In addition, in 1999 the Company incurred $654,000 in bridge financing costs.

                  The Revolving Facility and Term Loan are collateralized by certain assets of the Company and certain assets of its subsidiaries ("Guarantors"). The subsidiaries' security interest is limited to obligations under these bank notes. In addition, the New Credit Facility has restrictions on the ability of the Company to incur additional debt, and on dividends and distributions. These restrictions limit the ability to declare or pay, directly or indirectly, any dividend or make any other distribution unless certain conditions are met.

         (c)      SENIOR SUBORDINATED NOTES PAYABLE

                  On May 11, 1999, the Company sold $100,000,000, in aggregate principal, of ten-year, 12 percent Senior Subordinated Notes ("Notes"). These Notes were principally used to purchase A&T (note 3). The Notes are subordinate to the Company's New Credit Facility but rank senior to any other subordinated indebtedness. The Notes mature May 15, 2009 and interest is payable semi-annually on May 15 and November 15. Total interest expense incurred during 2000 and 1999 was $12,133,000 and $7,500,000, respectively.

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

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

         (d)      SUBORDINATED NOTES PAYABLE

                  In connection with the purchase of Techmatics (note 3), the Company entered into subordinated promissory notes with the Techmatics shareholders and option holders as of the date of acquisition in the principal amount of $10,000,000, discounted as of the date of acquisition to approximately $8,880,000. One-tenth of the total amount of principal was paid on May 31, 1999 with the remaining nine-tenths paid on May 31, 2000. Interest began accruing on May 31, 1999 at 6 percent per year on four-ninths of the principal amount outstanding. Total interest expense incurred on the subordinated notes payable to the Techmatics shareholders for the years ended December 31, 2000, 1999 and 1998 was approximately $117,000, $672,000 and
                  $423,000, respectively.

                  In connection with the purchase of Sherikon (note 3), the Company entered into subordinated promissory notes with the Sherikon shareholders as of the date of acquisition in the aggregate principal amount of $7.5 million, discounted to approximately $6.5 million. The subordinated promissory notes are due in installments of $5.0 million on October 15, 2001 and $2.5 million on October 20, 2002. During the year ended December 31, 2000, total interest expense on the subordinated promissory notes with the Sherikon shareholders was approximately $156,000.

         (e)      FUTURE MATURITIES

                  Scheduled future maturities under the Company's indebtedness are as follows (in thousands):


                         YEAR ENDING DECEMBER 31,

                         2001                              $       14,071
                         2002                                      13,294
                         2003                                      11,250
                         2004                                      11,250
                         2005                                      43,250
                         Thereafter                               106,563
                                                           --------------
                                                           $      199,678
                                                           ==============

         (f)      INTEREST RATE SWAP AGREEMENTS

                  The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its borrowing facilities that have varying rates of interest. As of December 31, 2000 and 1999, the Company had outstanding interest rate swap agreements with off-balance-sheet market risk with commercial banks having total notional principal amounts of $60 million and $35 million, respectively. Those swap agreements effectively changed the Company's interest rate exposure for the following amounts, as of December 31, 2000, to the following fixed rates on its Old Credit Facility and subsequently its New Credit Facility:

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                                                                                                         FAIR VALUE AS
                                                                                      EFFECTIVE         OF DECEMBER 31,
                      DATE OF SWAP           NOTIONAL            MATURITY OF          FIXED RATE             2000
                       AGREEMENT              AMOUNT           SWAP AGREEMENT         OF INTEREST        (IN THOUSANDS)
                  -----------------------------------------------------------------------------------------------------
                     September 1998         $5 million       September 25, 2003       5.02 percent            $26

                       June 1999           $10 million          June 29, 2001         5.78 percent            (63)

                       March 2000          $20 million        December 30, 2003       6.31 percent           (376)

                        May 2000           $10 million          May 31, 2002          7.61 percent           (260)

                       June 2000            $5 million          May 31, 2002          7.26 percent           (104)

                       July 2000            $5 million          July 26, 2003         6.85 percent           (140)

                     September 2000         $5 million       September 14, 2003       6.72 percent           (131)


                  The fair value of interest rate swaps is the estimated amount that the counterparty would (receive) pay to terminate the swap agreements at December 31, 2000.

                  The swap agreements entered into under the Old Credit Facility remained in effect upon consummation of the New Credit Facility. The differential to be paid or received is accrued as interest rates change and is recognized over the terms of the agreements. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties.

                  Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, and as further amended by SFAS No. 138. In the opinion of management, the adoption of SFAS No. 133, as amended, will have no significant impact on the Company's consolidated financial statements.

(8)      INCOME TAXES

         The provisions for income taxes for the years ended December 31, 2000, 1999 and 1998, consist of the following (in thousands), respectively:


                                                                      YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                   2000         1999         1998
                                                                 -------      -------      -------
           Current provision (benefit):
                 Federal                                         $   293       (1,593)        (115)
                 State                                               197         (479)         (16)
                 Foreign                                             104           37           68
                                                                 -------      -------      -------
                          Total current provision (benefit)          594       (2,035)         (63)
                                                                 -------      -------      -------

           Deferred provision (benefit):
                 Federal                                             350        2,875        2,067
                 State                                               346          662          380
                 Foreign                                             (65)          41          (31)
                                                                 -------      -------      -------
                          Total deferred provision (benefit)         631        3,578        2,416
                                                                 -------      -------      -------

                          Total income tax provision             $ 1,225        1,543        2,353
                                                                 =======      =======      =======

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


         The income tax provisions for the years ended December 31, 2000, 1999 and 1998 differ from that computed by applying the statutory U.S. federal income tax rate of 34 percent to pre-tax income (loss) as set forth below (in thousands):


                                                                                YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                            2000         1999         1998
                                                                          -------      -------      -------
           Expected tax expense (benefit), computed at statutory rate     $  (572)         637        1,648
           State taxes, net of federal expense                                104           94          197
           Nondeductible expenses                                             264          168           42
           Goodwill amortization                                            1,075          663          333
           Valuation allowance                                                295           --           --
           Foreign rate differences                                             9          (19)         123
           Other                                                               50           --           10
                                                                          -------      -------      -------
                                                                          $ 1,225        1,543        2,353
                                                                          =======      =======      =======


         The tax effect of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999, are presented below (in thousands):


                                                                              2000          1999
                                                                            --------      --------
           Deferred tax assets:
             Accrued expenses                                               $  6,033         4,006
             Intangible assets, due to differences in amortization             5,007         3,490
             Accounts receivable allowances                                      591           890
             Property and equipment, due to differences in depreciation          476           490
             Net operating loss carryover                                      2,448         2,356
             Other                                                                 1           102
                                                                            --------      --------

                         Total gross deferred tax assets                      14,556        11,334
                         Less valuation allowance                                295            --
                                                                            --------      --------
                         Net deferred tax assets                              14,261        11,334
                                                                            --------      --------

           Deferred tax liabilities:
             Deductible goodwill, due to differences in amortization           9,728         4,673
             Revenue recognition differences                                   4,941         4,084
             Property and equipment, due to differences in depreciation        1,865         1,487
             Other                                                               398           264
             Accrued expenses                                                  2,920         3,482
                                                                            --------      --------

                         Total deferred tax liabilities                       19,852        13,990
                                                                            --------      --------

                         Deferred tax assets (liabilities), net             $ (5,591)       (2,656)
                                                                            ========      ========

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income, scheduled reversal of deferred tax liabilities, and projections of future taxable income over the periods in which the temporary differences become deductible based on available tax planning strategies, management presently believes that it is more likely than not that the Company will realize the majority of the benefits of these deductible differences, although the Company has established a valuation allowance as of December 31, 2000 of $295,000 against certain state net operating loss carryforwards. The valuation allowance for deferred tax assets as of December 31, 1999 was $0. The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $295,000. At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $4,672,000 and $14,996,000, respectively. Such carryforwards have various expiration dates and begin to expire in 2004.

(9)      EMPLOYEE BENEFIT PLANS

         Employees of the Company may participate in 401(k) retirement savings plans, whereby employees may elect to make contributions pursuant to a salary reduction agreement upon meeting eligibility requirements. Participants may contribute up to 20 percent (22 percent effective January 1, 2001) of salary in any calendar year to these plans, provided that amounts in total do not exceed certain statutory limits. The Company matches up to 50 percent of the first 6 percent of a participant's contributions subject to certain limitations. The Company made contributions to these plans of approximately $5,300,000, $2,306,000, and $1,995,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         From the date of its acquisition to December 31, 1998, Techmatics sponsored a defined health and welfare plan that provides health, dental and short-term disability benefits for all eligible full-time employees of Techmatics. The plan was self-insured and has specific employee stop-loss coverage insurance of $50,000 and aggregate stop-loss coverage insurance calculated based on monthly participation in the plan. Contributions to the plan were made by both Techmatics and the employees and maintained in a trust fund intended to qualify as a tax-exempt Voluntary Employees' Beneficiary Trust within the meaning of
         Section 501(c)(9) of the U.S. Internal Revenue Code. Contributions by Techmatics are based upon estimates and on actual amounts of claims processed. For the years ended December 31, 2000 and 1999 and from the date of acquisition of Techmatics by the Company to December 31, 1998, the Company made contributions to the plan of approximately $0, $704,000 and $879,000, respectively. Effective January 1, 1999, the former Techmatics employees became participants in Anteon's employee benefit plans.

         A&T's Savings and Investment Plan is a discretionary contribution plan as defined in the Internal Revenue Code, Section 401(a)(27). The Plan covers substantially all of A&T's full-time employees. A&T's contributions are made at the discretion of the Board of Directors for any plan year. A&T's matching contributions to this plan for the year ended December 31, 2000 and from the date of acquisition of A&T by the Company to December 31, 1999 was approximately $2,260,000 and $1,019,000, respectively. Effective December 31, 2000, the plan's assets were transferred to the Anteon 401(k) plan.

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(10)     EMPLOYEE STOCK OPTION PLAN

         (a)      ANTEON PLAN

                  In February 1997, the Board of Directors approved the adoption of the Anteon Corporation Omnibus Stock Plan ("the Anteon Plan"). At the discretion of the Board of Directors, the Anteon Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, and/or phantom stock to employees or directors of the Company. As of December 31, 2000, an aggregate of 508,280 shares of Anteon's common stock was reserved for issuance under the Anteon Plan.

                  The exercise price of stock options granted is determined by the Board of Directors but is not to be less than the fair value of the underlying shares of common stock at the grant date.

                  For stock options granted to employees, 20 percent of the shares subject to the options vest on the first anniversary of the grant date and an additional 20 percent vest on each succeeding anniversary of the grant date. For options granted from the date of the adoption of the Anteon Plan until September 21, 2000, employees have a period of three years from the vesting date to exercise the option to purchase shares of the Company's common stock. In 1997, the Board of Directors approved that 20 percent of the options issued on the August 1, 1997 grant date vest immediately. On September 21, 2000, the Board of Directors approved that, with respect to stock options granted from that date forward, each grantee has a period of 8 years from the date of grant in which to exercise options which vest.

                  For stock options granted to directors of the Company, 33 1/3 percent of the shares subject to the options vest on the first anniversary of the grant date and an additional 33 1/3 percent vest on the two succeeding anniversaries of the grant date. The directors have a period expiring on July 31, 2002 in which to exercise options that vest.

         The following tables summarize information regarding options under the Anteon Plan:

                                                                                 WEIGHTED
                                                                                 AVERAGE      OUTSTANDING
                                                NUMBER        OPTION PRICE       EXERCISE         AND
                                               OF SHARES        PER SHARE         PRICE       EXERCISABLE
                                               ---------      ------------      ---------     -----------
         Outstanding at December 31, 1997        661,720     $  1.69-4.59       $    2.08      77,300
            Granted                              605,800        6.73-9.33            9.20
            Exercised                             (6,960)       1.69-4.59            3.36
            Cancelled or expired                 (42,400)       1.69-9.33            3.69
                                               ---------     ------------       ---------

         Outstanding at December 31, 1998      1,218,160     $  1.69-9.33       $    5.54     208,836
            Granted                              695,000       9.72-10.50           10.90
            Exercised                            (21,120)       1.69-8.04            2.04
            Cancelled or expired                 (77,800)      1.69-10.50            8.88
                                               ---------     ------------       ---------

         Outstanding at December 31, 1999      1,814,240     $ 1.69-10.50       $    7.30     426,864
            Granted                              482,500      12.50-12.97           12.62
            Exercised                            (21,840)      9.72-12.81           12.41
            Cancelled or expired                (131,900)      1.69-12.50            9.99
                                               ---------     ------------       ---------

         Outstanding at December 31, 2000      2,143,000     $ 1.69-12.97       $    8.53     744,758
                                               =========     ============       =========

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


         Option and weighted average price information by price group is as follows:


                                                     SHARES OUTSTANDING                      EXERCISABLE SHARES
                                        --------------------------------------------  ------------------------------
                                                        WEIGHTED          WEIGHTED                        WEIGHTED
                                                         AVERAGE          AVERAGE                         AVERAGE
                                          NUMBER        EXERCISE         REMAINING         NUMBER         EXERCISE
                                         OF SHARES        PRICE             LIFE         OF SHARES         PRICE
                                        -----------   -------------  ---------------  -------------    -------------
         December 31, 2000:
              $1.69                         515,000           $1.69             3.8        394,338     $       1.69
              $4.59 to $6.73                 54,000            4.76             4.8         28,400             4.71
              $8.04 to $9.33                511,800            9.23             5.7        202,320             9.23
              $9.72 to $10.50               589,700           10.39             6.6        119,700            10.38
              $12.50 to $12.97              472,500           12.63             6.5             --               --
                                        ===========   =============   =============   =============    ============


         (b)      INTERACTIVE MEDIA CORP. STOCK OPTIONS

                  The Company's subsidiary, Interactive Media Corp. ("Interactive Media"), maintains a stock option plan (the "Interactive Media Plan") under which key employees of Interactive Media have been granted options to purchase common stock of Interactive Media. Interactive Media is a subsidiary of A&T, which was acquired by Anteon on June 23, 1999 (note
                  3). Under the terms of the Interactive Media Plan, options are granted at not less than the estimated fair market value of the common stock of Interactive Media at the date of grant. The options vest over a period of two years and expire between five and seven years from the date of grant. As of December 31, 2000, 205,000 shares of Interactive Media common stock have been reserved for issuance under the Interactive Media Plan, and 127,000 options are outstanding at an exercise price of $11.78 per share, all of which are vested and exercisable, have a weighted average remaining contractual life of 4.76 years, and all of which were granted prior to the acquisition of A&T. During 1999, 7,500 options were exercised under the Interactive Media Plan.

                  In addition, through employment agreements executed prior to the A&T acquisition, certain key executives of Interactive Media have been granted an aggregate of 81,100 options to purchase Interactive Media common stock of $27.744 per share. As of December 31, 2000, all of these options are outstanding and exercisable and have a weighted average remaining contractual life of 5.31 years.

         (c)      PRO FORMA DISCLOSURES

                  The Company applies APB No. 25 and related interpretations in accounting for the Anteon Plan and the Interactive Media Plan. Adoption of the fair market value provisions prescribed in SFAS No. 123 is optional with respect to stock-based compensation to employees; however, pro forma disclosures are required as if the Company adopted the fair value recognition requirements under SFAS No. 123.

                  Had compensation cost for the Company's grants under the Anteon Plan and the Interactive Media Plan been determined consistent with the fair market value provisions prescribed in SFAS No. 123, the Company's pro forma net income (loss) for the years ended December 31, 2000, 1999 and 1998 would approximate ($4,033,000), ($699,000) and $2,224,000, respectively, using an expected option life of 7 years, dividend yield rate of 0 percent and volatility rates of 20 percent, and risk-free interest rates of 5.16, 6.61 and 4.73 percent for 2000, 1999 and 1998, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(11)     COMPREHENSIVE INCOME (LOSS)

         During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 requires the display of comprehensive income (loss), which includes the Company's unrealized gains (losses) on investments and the accumulated foreign currency translation adjustment. The Company has presented comprehensive income (loss) as a component of the accompanying consolidated statements of stockholders' equity. During the year ended December 31, 1998, $392,000 of unrealized gains on investments was recognized in comprehensive income. During 1999, the Company sold all of its investments in equity securities. The amount of accumulated foreign currency translation adjustment was approximately $37,000, ($5,000), and $7,000 as of December 31, 2000,
         1999 and 1998, respectively.

(12)     COMMITMENTS AND CONTINGENCIES

         (a)      LEASES

                  The Company leases facilities under operating leases and uses certain equipment under lease agreements expiring at various dates through 2010. As of December 31, 2000, the aggregate minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):


                           YEAR ENDING DECEMBER 31,

                           2001                                             $     19,963
                           2002                                                   14,729
                           2003                                                    8,682
                           2004                                                    6,386
                           2005                                                    4,251
                           Thereafter                                             16,679
                                                                            ------------

                                    Total minimum lease payments            $     70,690
                                                                            ============

                  Rent expense under all operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $17,747,000, $11,887,000, and $5,644,000, respectively.

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

                  During the years ended December 31, 2000, 1999 and 1998, the Company incurred $1,000,000, $750,000 and $400,000, respectively, of management fees with Caxton-Iseman Capital, Inc.

         (c)      LEGAL PROCEEDINGS

                  The Company is involved in various legal proceedings in the ordinary course of business. Management of the Company and its legal counsel cannot currently predict the ultimate outcome of these matters, but do not believe that they will have a material impact on the Company's financial position or results of operations.

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


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


                                                                              AS OF DECEMBER 31, 2000
                                                       ------------------------------------------------------------------------
                                                                                                                   CONSOLIDATED
                                                         ANTEON                         NON-                         ANTEON
                CONDENSED CONSOLIDATED                INTERNATIONAL    GUARANTOR     GUARANTOR      ELIMINATION   INTERNATIONAL
                    BALANCE SHEETS                     CORPORATION    SUBSIDIARIES  SUBSIDIARIES      ENTRIES      CORPORATION
         -------------------------------------------  -------------   ------------  ------------    -----------   -------------
                    (in thousands)

          Cash and cash equivalents                    $     338            491             99             --            928
          Accounts receivable, net                        44,123         87,419            827             --        132,369
          Other current assets                             8,377          3,598            251             --         12,226
          Property and equipment, net                      3,312         14,609             53             --         17,974
          Investment in and advances to
              subsidiaries                                43,616         22,048           (180)       (65,484)            --
          Goodwill, net                                  140,482             --             --             --        140,482
          Intangible and other assets, net                14,800          2,670             77             --         17,547
                                                       ---------      ---------      ---------      ---------      ---------
                   Total assets                          255,048        130,835          1,127        (65,484)       321,526
                                                       =========      =========      =========      =========      =========

          Indebtedness                                   198,604          1,259             --             --        199,863
          Accounts payable                                 9,427         13,522            283             --         23,232
          Accrued expenses                                17,942         29,139            132             --         47,213
          Deferred revenue                                 6,420             --             69             --          6,489
          Other long-term liabilities                      9,212            859             --             --         10,071
                                                       ---------      ---------      ---------      ---------      ---------
                   Total liabilities                     241,605         44,779            484             --        286,868

          Minority interest in subsidiaries                  549            (30)            82             --            601
          Total stockholders' equity                      12,894         86,086            561        (65,484)        34,057
                                                       ---------      ---------      ---------      ---------      ---------
                   Total liabilities and
                       stockholders' equity            $ 255,048        130,835          1,127        (65,484)       321,526
                                                       =========      =========      =========      =========      =========


                CONDENSED CONSOLIDATED
               STATEMENTS OF OPERATIONS                             FOR THE YEAR ENDED DECEMBER 31, 2000
         -------------------------------------------   ---------------------------------------------------------------------
                    (in thousands)

          Revenues                                     $ 200,300        343,191          2,519         (3,203)       542,807
          Costs of revenues                              178,847        296,879          2,401         (3,203)       474,924
                                                       ---------      ---------      ---------      ---------      ---------
                   Gross profit                           21,453         46,312            118             --         67,883

          Total operating expenses                        18,700         28,115             30             --         46,845
                                                       ---------      ---------      ---------      ---------      ---------
                   Operating income                        2,753         18,197             88             --         21,038

          Interest and other expense (income), net        22,685             59              2             --         22,746
          Minority interest in earnings
            (losses) of subsidiaries                          --            (24)            --             --            (24)
                                                       ---------      ---------      ---------      ---------      ---------
                   Income (loss) before provision
                       for income taxes                  (19,932)        18,162             86             --         (1,684)

          Provision (benefit) for income taxes            (6,053)         7,240             38             --          1,225
                                                       ---------      ---------      ---------      ---------      ---------

          Net income (loss)                              (13,879)        10,922             48             --         (2,909)
                                                       =========      =========      =========      =========      =========

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                                              ----------------------------------------------------------------
                                                                                                                 CONSOLIDATED
                                                                  ANTEON                           NON-             ANTEON
                       CONDENSED CONSOLIDATED                 INTERNATIONAL    GUARANTOR        GUARANTOR       INTERNATIONAL
                      STATEMENTS OF CASH FLOWS                 CORPORATION    SUBSIDIARIES     SUBSIDIARIES      CORPORATION
          -------------------------------------------------   --------------  -------------   ---------------  ---------------
                           (in thousands)

          Net income (loss)                                       $ (13,879)        10,922             48         (2,909)
          Adjustments to reconcile net income (loss)  to
            net cash provided by (used for) operations:
              Gain on disposals of property and equipment                --           (187)            --           (187)
              Depreciation and amortization of property
                and equipment                                         1,707          5,303             14          7,024
              Goodwill amortization                                   4,714             --             --          4,714
              Other intangibles amortization                          2,673             --             --          2,673
              Amortization of noncompete agreements                     866             --             --            866
              Amortization of deferred financing fees                 1,180             --             --          1,180
              Deferred income taxes                                     704             --            (73)           631
              Minority interest in earnings (losses) of
                subsidiaries                                             --            (24)            --            (24)
              Changes in assets and liabilities, net of
                acquired assets and liabilities                      14,883        (10,508)          (466)         3,909
                                                                  ---------      ---------      ---------      ---------
                         Net cash provided by (used in)
                             operating activities                    12,848          5,506           (477)        17,877
                                                                  ---------      ---------      ---------      ---------

              Cash flows from investing activities:
                Purchases of property and equipment and
                  other assets                                       (1,331)        (5,256)             3         (6,584)
                Other                                                    --          1,706             --          1,706
                Acquisition of Analysis & Technology
                  Inc., net of cash acquired                           (128)            --             --           (128)
                Acquisition of Sherikon, net of cash acquired       (23,906)            --             --        (23,906)
                                                                  ---------      ---------      ---------      ---------
                         Net cash provided by (used in)
                             investing activities                   (25,365)        (3,550)             3        (28,912)
                                                                  ---------      ---------      ---------      ---------

              Cash flows from financing activities:
                Principal payments on bank notes payable                 --         (1,629)            --         (1,629)
                Principal payments of Techmatics obligations        (15,350)            --             --        (15,350)
                Proceeds from Revolving Facility                    533,000             --             --        533,000
                Payments on Revolving Facility                     (503,900)            --             --       (503,900)
                Intercompany investment                                 335           (335)            --             --
                Distribution to parent for debt service              (1,285)            --             --         (1,285)
                Purchase of treasury stock                               (9)            --             --             (9)
                Proceeds from issuance of common stock                   75             --             --             75
                                                                  ---------      ---------      ---------      ---------
                         Net cash provided by (used in)
                             financing activities                    12,866         (1,964)            --         10,902
                                                                  ---------      ---------      ---------      ---------

              Net increase (decrease) in cash and cash
                equivalents                                             349             (8)          (474)          (133)

              Cash and cash equivalents, beginning of year              (11)           499            573          1,061
                                                                  ---------      ---------      ---------      ---------

              Cash and cash equivalents, end of year              $     338            491             99            928
                                                                  =========      =========      =========      =========

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                                             AS OF DECEMBER 31, 1999
                                                       -------------------------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                         ANTEON                        NON-                          ANTEON
                CONDENSED CONSOLIDATED                INTERNATIONAL   GUARANTOR     GUARANTOR     ELIMINATION    INTERNATIONAL
                    BALANCE SHEETS                     CORPORATION   SUBSIDIARIES  SUBSIDIARIES     ENTRIES       CORPORATION
          ------------------------------------        -------------  ------------  ------------  --------------  --------------
                    (in thousands)
          Cash and cash equivalents                    $     (11)           499            573             --          1,061
          Accounts receivable, net                        34,618         70,783            325             --        105,726
          Other current assets                             8,878          1,806            129             --         10,813
          Property and equipment, net                      3,072         16,810             71             --         19,953
          Due from parent                                  7,525             --             --             --          7,525
          Investment in and advances to subsidiaries      54,644            225           (225)       (54,644)            --
          Goodwill, net                                  130,563             --             --             --        130,563
          Intangible and other assets, net                 7,524          2,009              2             --          9,535
                                                       ---------      ---------      ---------      ---------      ---------
                   Total assets                          246,813         92,132            875        (54,644)       285,176
                                                       =========      =========      =========      =========      =========

          Indebtedness                                   177,240             --             --             --        177,240
          Accounts payable                                11,237          6,762            212             --         18,211
          Accrued expenses                                16,840         18,563            222             --         35,625
          Other current liabilities                          820            359             26             --          1,205
          Other long-term liabilities                      4,848          1,671             83             --          6,602
                                                       ---------      ---------      ---------      ---------      ---------
                   Total liabilities                     210,985         27,355            543             --        238,883

          Minority interest in subsidiaries                  549             --             76             --            625
          Total stockholders' equity                      35,279         64,777            256        (54,644)        45,668
                                                       ---------      ---------      ---------      ---------      ---------
                   Total liabilities and
                       stockholders' equity            $ 246,813         92,132            875        (54,644)       285,176
                                                       =========      =========      =========      =========      =========

               CONDENSED CONSOLIDATED
               STATEMENTS OF OPERATIONS                                FOR THE YEAR ENDED DECEMBER 31, 1999
          ------------------------------------         ---------------------------------------------------------------------
                    (in thousands)
          Revenues                                     $ 204,388        194,523          3,241         (1,302)       400,850
          Costs of revenues                              187,143        164,518          2,886         (1,302)       353,245
                                                       ---------      ---------      ---------      ---------      ---------
                   Gross profit                           17,245         30,005            355             --         47,605

          Total operating expenses                        13,668         18,551             56             --         32,275
                                                       ---------      ---------      ---------      ---------      ---------
                   Operating income                        3,577         11,454            299             --         15,330

          Interest expense (income) and other, net        13,486            (18)           (11)            --         13,457
          Minority interest in earnings of
            subsidiaries                                      --             40             --             --             40
                                                       ---------      ---------      ---------      ---------      ---------
                   Income (loss) before provision
                     for income taxes and
                     extraordinary loss                   (9,909)        11,432            310             --          1,833

          Provision (benefit) for income taxes            (3,028)         4,498             73             --          1,543
                                                       ---------      ---------      ---------      ---------      ---------
          Income (loss) before extraordinary loss         (6,881)         6,934            237             --            290

          Extraordinary loss, net of tax                     463             --             --             --            463
                                                       ---------      ---------      ---------      ---------      ---------

                   Net income (loss)                   $  (7,344)         6,934            237             --           (173)
                                                       =========      =========      =========      =========      =========

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                                                  FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                     ------------------------------------------------------------
                                                                                                                     CONSOLIDATED
                                                                        ANTEON                          NON-           ANTEON
                       CONDENSED CONSOLIDATED                       INTERNATIONAL   GUARANTOR        GUARANTOR      INTERNATIONAL
                      STATEMENTS OF CASH FLOWS                       CORPORATION   SUBSIDIARIES     SUBSIDIARIES     CORPORATION
          -------------------------------------------------         -------------  -------------  ---------------  --------------
                          (in thousands)
          Net income (loss)                                          $  (7,344)         6,934            237           (173)
          Adjustments to reconcile net income (loss) to
            net cash provided by (used in) operating activities:
              Extraordinary loss                                           772             --             --            772
              Gains on sale of investments                              (2,869)             8            (20)        (2,881)
              Gains on disposals of property and equipment                  --            (67)            --            (67)
              Depreciation and amortization of property
                and equipment                                              930          2,671             22          3,623
              Goodwill amortization                                      3,440             --             --          3,440
              Amortization of noncompete agreements                        909             --             --            909
              Amortization of deferred financing fees                      692             --             --            692
              Deferred income taxes                                      1,737          1,805             36          3,578
              Minority interest in earnings of subsidiaries                 --             40             --             40
              Changes in assets and liabilities, net of
                acquired assets and liabilities                         10,450         (8,935)           117          1,632
                                                                     ---------      ---------      ---------      ---------
                         Net cash provided by (used in)
                             operating activities                        8,717          2,456            392         11,565
                                                                     ---------      ---------      ---------      ---------

              Cash flows from investing activities:
                Purchases of property and equipment                     (2,194)        (2,513)           (54)        (4,761)
                Acquisitions, net of cash acquired                    (115,586)            --             --       (115,586)
                Proceeds from sales of investments                      11,491             --             --         11,491
                Purchases of investments                                (3,040)            --             --         (3,040)
                Other, net                                                 224             --             --            224
                                                                     ---------      ---------      ---------      ---------
                         Net cash provided by (used in)
                             investing activities                     (109,105)        (2,513)           (54)      (111,672)
                                                                     ---------      ---------      ---------      ---------

              Cash flows from financing activities:
                Proceeds from bank notes payable                       132,043             --             --        132,043
                Principal payments on bank notes payable              (202,443)            --             --       (202,443)
                Payments on subordinated notes payable                      --           (173)            --           (173)
                Proceeds from Term Loan                                 60,000             --             --         60,000
                Proceeds from Revolving Facility                       208,700             --             --        208,700
                Payments on Revolving Facility                        (205,800)            --             --       (205,800)
                Proceeds from senior subordinated notes payable        100,000             --             --        100,000
                Intercompany investment                                   (962)           962             --             --
                Deferred financing costs                                (8,930)            --             --         (8,930)
                Principal payments on Techmatics obligations            (4,925)            --             --         (4,925)
                Proceeds from issuance of common stock                  22,540             --             --         22,540
                                                                     ---------      ---------      ---------      ---------
                         Net cash provided by financing
                             activities                                100,223            789             --        101,012
                                                                     ---------      ---------      ---------      ---------

              Net increase (decrease) in cash and cash
                equivalents                                               (165)           732            338            905

              Cash and cash equivalents, beginning of year                 154           (233)           235            156
                                                                     ---------      ---------      ---------      ---------

              Cash and cash equivalents, end of year                 $     (11)           499            573          1,061
                                                                     =========      =========      =========      =========

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                               -------------------------------------------------------------------
                                                                                                      CONSOLIDATED
                                                 ANTEON                       NON-                      ANTEON
                CONDENSED CONSOLIDATED        INTERNATIONAL  GUARANTOR     GUARANTOR    ELIMINATION  INTERNATIONAL
               STATEMENTS OF OPERATIONS        CORPORATION  SUBSIDIARIES  SUBSIDIARIES    ENTRIES     CORPORATION
          ----------------------------------  ------------- ------------  ------------  -----------  -------------
                    (in thousands)

          Revenues                             $186,995       60,534         2,376          (129)      249,776
          Costs of revenues                     168,210       51,279         2,007            92       221,588
                                               --------     --------      --------      --------      --------
                   Gross profit                  18,785        9,255           369          (221)       28,188

          Total operating expenses               11,748        5,873           345          (221)       17,745
                                               --------     --------      --------      --------      --------
                   Operating income               7,037        3,382            24            --        10,443

          Interest expense (income), net          5,637          (13)          (27)           --         5,597
          Minority interest in earnings of
              subsidiaries                           --           25            --            --            25
                                               --------     --------      --------      --------      --------
                   Income before provision
                       for income taxes           1,400        3,370            51            --         4,821

          Provision for income taxes                677        1,663            13            --         2,353
                                               --------     --------      --------      --------      --------
                   Net income                  $    723        1,707            38            --         2,468
                                               ========     ========      ========      ========      ========

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                                  FOR THE YEAR ENDED DECEMBER 31, 1998
                                                      ----------------------------------------------------------
                                                                                                   CONSOLIDATED
                                                         ANTEON                                       ANTEON
          CONDENSED CONSOLIDATED                      INTERNATIONAL   GUARANTOR     NON-GUARANTOR  INTERNATIONAL
          STATEMENTS OF CASH FLOW                     CORPORATION    SUBSIDIARIES   SUBSIDIARIES   CORPORATION
-----------------------------------------------       -------------  ------------   -------------  -------------
              (in thousands)
Net income                                            $     723          1,707             38          2,468
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization of
    property and equipment                                  898            877             62          1,837
  Goodwill amortization                                   1,814             --             --          1,814
  Amortization of noncompete agreements                     530             --             --            530
  Amortization of deferred financing fees
    and contract costs                                    1,420             --             --          1,420
  Inventory obsolence reserve                               500             --             --            500
  Deferred income taxes                                   2,501             --             --          2,501
  Minority interest in earnings of subsidiaries              --             25             --             25
  Changes in assets and liabilities, net
    of assets and liabilities acquired                  (15,737)        (3,669)           (29)       (19,435)
                                                      ---------      ---------      ---------      ---------
         Net cash provided by (used in)
           operating activities                          (7,351)        (1,060)            71         (8,340)
                                                      ---------      ---------      ---------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                    (1,402)          (609)           (78)        (2,089)
  Acquisition of Techmatics, net of cash acquired       (28,457)           845             --        (27,612)
  Purchases of investments                               (5,574)            --             --         (5,574)
  Other, net                                               (113)            --             --           (113)
                                                      ---------      ---------      ---------      ---------
         Net cash provided by (used in)
           investing activities                         (35,546)           236            (78)       (35,388)
                                                      ---------      ---------      ---------      ---------

Cash flows from financing activities:
  Proceeds from bank notes payable                      278,500             --             --        278,500
  Principal payments on bank notes payable             (232,200)            --             --       (232,200)
  Principal payments on Techmatics obligations           (2,075)            --             --         (2,075)
  Initial capitalization of Vector Korea                   (195)            --            195             --
  Initial capitalization of Vector Australia                (30)            --             30             --
  Proceeds from issuance of common stock                     22             --             --             22
  Deferred financing costs                               (1,015)            --             --         (1,015)
                                                      ---------      ---------      ---------      ---------
         Net cash provided by financing activities       43,007             --            225         43,232
                                                      ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash
  equivalents                                               110           (824)           218           (496)

Cash and cash equivalents, beginning of year                 44            591             17            652
                                                      ---------      ---------      ---------      ---------


Cash and cash equivalents, end of year                $     154           (233)           235            156
                                                      =========      =========      =========      =========

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



(14)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


         The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2000, 1999 and 1998 (in thousands):


          QUARTER ENDED:                        MARCH 31      JUNE 30      SEPTEMBER 30     DECEMBER 31       TOTAL
                                              ------------  -----------  ---------------  ---------------  -----------

          2000
              Revenues                        $    125,700      130,284          134,088          152,735      542,807
              Operating income                       5,673        4,625            5,403            5,337       21,038
              Net income (loss)                        131         (318)          (1,539)          (1,183)      (2,909)

          1999
              Revenues                        $     72,557       72,936          125,708          129,649      400,850
              Operating income                       3,377        3,465            5,555            2,933       15,330
              Income (loss) before
                extraordinary loss                     555           16            1,362           (1,643)         290
              Net Income (loss)                        555         (447)           1,362           (1,643)        (173)


         During the fourth quarter of 2000, the Company acquired Sherikon (note 3(d)). At the end of the second quarter of 1999, the Company acquired A&T (note 3(b)).

(15)     SEGMENT REPORTING

         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

         Based on its organization, the Company reports two business segments: the Company's government contracting business and the Company's commercial custom training and performance solutions group (Interactive Media). Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of Anteon, Vector, Techmatics, A&T and Sherikon.

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

                      ANTEON INTERNATIONAL CORPORATION AND
                  SUBSIDIARIES (a majority-owned subsidiary of
                           Azimuth Technologies, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


         The following table presents information about the Company's segments as of and for the years ended December 31, 2000 and December 31, 1999. During 1998, the Company operated in one segment, government contracting. Interactive Media results include the period from the date of acquisition of A&T (June 23, 1999).


                            AS OF AND
                        FOR THE YEAR ENDED                   GOVERNMENT     INTERACTIVE
                        DECEMBER 31, 2000                    CONTRACTING       MEDIA       ELIMINATIONS   CONSOLIDATED
          -----------------------------------------------    -----------    -----------    ------------   ------------
                          (in thousands)

          Total assets                                       $ 313,204          8,322             --        321,526
                                                             =========      =========      =========      =========

          Sales to unaffiliated customers                    $ 514,269         28,538             --        542,807

          Intersegment sales                                       394             28           (422)            --
                                                             ---------      ---------      ---------      ---------

                                                               514,663         28,566           (422)       542,807
                                                             =========      =========      =========      =========

          Operating income, net                              $  19,610          1,428             --         21,038
                                                                                                          ---------

              Other income                                                                                $      --
              Interest expense, net                                                                          22,746
              Minority interest in losses of subsidiaries                                                       (24)
                                                                                                          ---------

              Income (loss) before income taxes                                                              (1,684)

              Income taxes                                                                                    1,225
                                                                                                          ---------

              Net loss                                                                                    $  (2,909)
                                                                                                          =========


                            AS OF AND
                        FOR THE YEAR ENDED                   GOVERNMENT     INTERACTIVE
                        DECEMBER 31, 1999                    CONTRACTING       MEDIA       ELIMINATIONS   CONSOLIDATED
          -----------------------------------------------    -----------    -----------    ------------   ------------
                          (in thousands)

          Total assets                                       $ 279,677          5,499             --        285,176
                                                             =========      =========      =========      =========

          Sales to unaffiliated customers                    $ 389,127         11,723             --        400,850

          Intersegment sales                                       297             97           (394)            --
                                                             ---------      ---------      ---------      ---------

                                                               389,424         11,820           (394)       400,850
                                                             =========      =========      =========      =========

          Operating income, net                              $  14,319          1,011             --         15,330
                                                                                                          ---------
              Other income                                                                                $  (2,585)
              Interest expense, net                                                                          16,042
              Minority interest earnings of
                subsidiaries                                                                                     40
                                                                                                          ---------

              Income before income taxes and
                extraordinary loss                                                                            1,833

              Income taxes                                                                                    1,543
              Extraordinary loss, net of taxes                                                                  463
                                                                                                          ---------

              Net loss                                                                                    $    (173)
                                                                                                          =========

                          INDEPENDENT AUDITORS' REPORT

         The Board of Directors and Stockholders
         Anteon International Corporation and subsidiaries:

         Under date of February 24, 2001, we reported on the consolidated balance sheets of Anteon International Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the Company's annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

         In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP

         McLean, Virginia
         February 24, 2001

                Anteon International Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

                                 (in thousands)



                                                                            Additions
                                                                   -------------------------
                                                     Balance at     Charged to    Charged to
                                                    beginning of    costs and       other                        Balance at end
                                                       period       expenses       accounts*     Deductions        of period
                                                    ------------   -----------    ----------     ----------      ---------------
YEAR ENDED DECEMBER 31, 1998

      Allowance for doubtful accounts               $ 3,994        $    --        $   840        $(1,375)        $ 3,459
      Deferred tax asset valuation allowance             --             --             --             --              --

YEAR ENDED DECEMBER 31, 1999

      Allowance for doubtful accounts                 3,459            826            612           (696)          4,201
      Deferred tax asset valuation allowance             --             --             --             --              --

YEAR ENDED DECEMBER 31, 2000

      Allowance for doubtful accounts                 4,201            108          1,778         (1,739)          4,348
      Deferred tax asset valuation allowance             --            295             --             --             295

* Represents amounts recognized from acquired companies.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Anteon Corporation


                                       By: ________________
                                           Joseph M. Kampf
                                           President and Chief Executive Officer

Date:    March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          NAME                          TITLE                                    DATE
          ----                          -----                                    ----
/s/ JOSEPH M. KAMPF        President and Chief Executive Officer
-------------------
     Joseph M. Kampf       and Director                                        March 30, 2001
                           (Principal Executive Officer)

/s/ CARLTON B. CRENSHAW    Senior Vice President and Chief Financial
-----------------------
   Carlton B. Crenshaw     Officer                                             March 30, 2001
                           (Principal Financial and Accounting Officer)

/s/ FREDERICK J. ISEMAN    Chairman of the Board and Director                  March 30, 2001
-----------------------
   Frederick J. Iseman

/s/ THOMAS M. COGBURN      Director                                            March 30, 2001
---------------------
   Thomas M. Cogburn

/s/ GILBERT F. DECKER      Director                                            March 30, 2001
---------------------
   Gilbert F. Decker

/s/ ROBERT A. FERRIS       Director                                            March 30, 2001
--------------------
   Robert A. Ferris

/s/ PAUL KAMINSKI          Director                                            March 30, 2001
-----------------
   Paul Kaminski

/s/ STEVEN M. LEFKOWITZ    Director                                            March 30, 2001
-----------------------
   Steven M. Lefkowitz

/s/ JOSEPH MAURELLI        Director                                            March 30, 2001
-------------------
   Joseph Maurelli

                                  EXHIBIT INDEX

EXHIBIT                         DESCRIPTION                                            PAGE
-------                         -----------                                            ----
2.1      Agreement and Plan of Merger, dated as of March 7, 1999, by and among the Company, Buffalo Acquisition Corporation and Analysis & Technology,
         Inc. (incorporated by reference to Exhibit Z to A&T's Current Report on
         Form 8-K filed on March 9, 1999 (Commission File No. 0-14161)).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed on August 9,
         1999 (Commission File No. 333-84835)).

3.2      By-laws (incorporated by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-4 filed on August 9, 1999 (Commission
         File No. 333-84835)).

3.3 Articles of Amendment, dated as of August 22, 2000, to the Articles of Incorporation of the Company. (To be filed by Amendment).

3.4 Articles of Amendment, dated as of December 26, 2000, to the Articles of Incorporation of the Company. (To be filed by Amendment).

4.1      Indenture, dated as of May 11, 1999, by and among The Company,
         Vector Data Systems, Inc., Techmatics, Inc. and IBJ Whitehall Bank &
         Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on August
         9, 1999 (Commission File No 333-84835)).

4.2      First Supplemental Indenture, effective as of June 23, 1999, among
         Anteon Corporation, Analysis & Technology, Inc., Interactive
         Media Corp. and IBJ Whitehall Bank & Trust Company, as trustee.
         (To be filed by Amendment).

4.3 Second Supplemental Indenture, effective as of October 14, 1999, among Anteon Corporation, Anteon-CITI LLC and IBJ Whitehall Bank &
         Trust Company, as trustee. (To be filed by Amendment).

4.4      Third Supplemental Indenture, dated as of October 20, 2000, among
         Anteon Corporation, Sherikon, Inc. and The Bank of New York, as trustee. (To be filed by Amendment).

4.5      Fourth Supplemental Indenture, dated January 1, 2001, among Anteon
         International Corporation (formerly Anteon Corporation), Anteon
         Corporation (formerly Techmatics, Inc.) and The Bank of New York, as successor trustee of IBJ Whitehall Bank & Trust Company.
         (To be filed by Amendment).

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

10.11    Stock Purchase Agreement, by and among the Company, Sherikon, Inc.
         and the shareholders of Sherikon, Inc., dated as of October 20, 2000
         (incorporated by reference to Exhibit 2 to the Company's Current
         Report on Form 8-K filed on November 6, 2000 (Commission File No.
         333-84835)).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-4 filed on August 9,
         1999 (Commission File No. 333-84835)).