Form 10-K/A
period 2000-12-31
ANTEON CORP
filed 2001-04-03
CIK 1090709

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Anteon International Corporation ("Anteon" or the "Company"), is a leading information technology and e-business solutions company providing support to the federal government, commercial, and international sectors. Founded in 1976 and incorporated in the Commonwealth of Virginia, Anteon is headquartered in Fairfax, Virginia and employs approximately 5,000 full-time employees in the United States, Puerto Rico, England, Germany, Italy, Canada and Australia. The Company has obtained ISO 9001 registration for its quality systems as well as achieving Software Engineering Institute (SEI) Level 3 certification for its software development processes. Anteon Corporation was renamed Anteon International Corporation effective January 1, 2001.

SERVICES AND PRODUCTS

         Anteon offers a full spectrum of information technology, e-business, and engineering solutions to customers. As a proven leader in developing complex applications, Anteon's teams of software engineers bring the latest database tools, application products and technologies, and web-based solutions to bear on customer needs. Anteon's communication services include the design, custom configuration and implementation of data, voice, and video communication networks.

         Anteon specializes in helping client agencies web-enable legacy systems, achieving the promise of extended services and more efficient internal processes. The Company brings its depth of systems integration experience to identification of the e-government business case, re-engineering processes, supplier management, database development, data mining, data security, and performance requirements, among other critical e-government system challenges.

         The Company is confident that the market for its technology solutions will remain strong. The U.S. federal government is among the world's largest purchasers of information technology. Due to projected increases in federal government outsourcing, the volume of information technology services procured from contractors is expected to increase by approximately 5.9% annually to 2002. Anteon believes that the federal government will continue to turn to technology solutions to enhance productivity and reduce costs, given the emphasis on downsizing, as well as budget constraints for large new projects. The Company also believes that expenditures will focus on upgrading existing equipment and systems, including many that Anteon has designed and currently supports.

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

INFORMATION SYSTEMS GROUP

         The Information Systems Group provides system integration and a full spectrum of system life cycle information technology services primarily to federal government customers. The division provides its services through multiple contract vehicles including GSA Federal Supply Schedule, GSA ANSWER and Department of Transportation ITOP.

         Key ISG customers include the U.S. Army, U.S. Air Force, Joint Services, United States Post Service ("USPS"), Federal Emergency Management Agency ("FEMA"), Bureau of Indian Affairs and selected additional government and commercial organizations.

         ISG is currently supporting the USPS as it web-enables its internal business processes to strengthen supply chain management. Web Based Purchasing
(WBP) is one of the first large-scale business-to-business e-commerce applications for the USPS and ISG has been an important partner in system design and implementation. The purpose of WBP is to automate the current manual system and provide an electronic workflow and approval process, providing the average USPS employee/end-user with a standardized desktop self-service ordering capability. WBP is enabling buyers to focus more on strategic planning and management. ISG's role has included support for the identification of the e-government business case, re-engineering of processes, supplier management, database development, data mining, data security, and identifying performance requirements.

         Coupled with the USPS's strategic sourcing initiatives, the savings and productivity improvements from this e-government initiative are expected to be substantial. For a typical transaction, a USPS employee/end-user logs onto the system, searches the online catalogs and adds desired items to an online shopping cart. The order is then routed through workflow via defined business rules to the authorized approvers or pools of approvers. Once approved, the order is electronically transmitted to the supplier. The supplier electronically receives the order, responds with electronic acknowledgements/status, and provides shipment status. Upon shipment the supplier electronically invoices the USPS. The invoice is electronically certified and the supplier is electronically paid.

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

         FEMA also contracted with Anteon to design, develop and implement the Web-based Rapid Response Information System (RRIS). RRIS contains an inventory of Federal response capabilities that are available to agencies involved in a response effort to a Weapons of Mass Destruction (WMD) event; information on excess/surplus Federal equipment available from GSA; databases of the characteristics and safety precautions for chemical and biological warfare agents and radiological munitions; information on the physical descriptions, characteristics and limitations of current Nuclear, Biological, and Chemical
(NBC) equipment used by the Federal government; NBC Hotlines and HelpLines; and a reference library of Internet resources of NBC related topics. Anteon designed, coded and deployed the RRIS using a rapid iteration design-development effort. Anteon now provides web development support as well as web hosting support for all hardware and software at FEMA Emergency Action Center. The RRIS web applications allow a user to query each database (and several simultaneously) using a keyword or phrase. The results are displayed in hyperlink format. The user then can click on the hyperlink to see a detailed description of the item selected, dynamically built by stored procedures in the database, with the query term highlighted. In addition, the user can select a location on an image map of the U.S. to query the database for all Federal Response Units located in a certain region or state of the country.

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

         ISG also provides system life cycle engineering for command, control, computers, communications, intelligence, surveillance and reconnaissance ("C4ISR") systems. Clients include the U.S. Department of Defense, North Atlantic Treaty Organization ("NATO"), and the U.K. Ministry of Defence. An example of this work is the Linked Operations/Intelligence Centers Europe ("LOCE") for NATO, which provides a common data structure enabling the rapid distribution of tailored intelligence data to support coalition operations during peacetime, in crisis, or war. ISG supports the LOCE program by providing software and hardware maintenance, communications engineering, formal classroom and on-site training, and hardware/software configuration management. LOCE is used to exchange and collaborate on operations and intelligence information via the following formats: centralized web-enabled data serves, web serves, news serves, e-mail serves, and imagery serves.

         ISG currently supports the Joint Logistics Warfighting Initiative
(JLWI) to improve logistics support to warfighters and their weapons systems. Through process improvement and development of real-time web-based logistical information systems, this project will optimize the logistics process by minimizing customer wait-time and improving total asset visibility over the requisitioning, distribution, and retrograde processes.

         ISG's Dayton Operation conducts materials science research and development efforts and covers the spectrum of basic research and exploratory and advanced development efforts for the Air Force's Research Laboratory including helping to design, build and operate the largest continuous wave gas laser in the United States, located at Wright Patterson Air Force Base.

SHERIKON

         Sherikon, Inc. is a wholly owned subsidiary of the Company, providing information technology, healthcare systems integration, engineering, logistics, training, and foreign military sales support services. Anteon acquired all of the outstanding stock of Sherikon, Inc. on October 20, 2000, as previously reported. Subsidiary headquarters are in Chantilly, Va., with 14 Sherikon offices and numerous work sites located in 21 states, and Puerto Rico, Germany, and Italy.

         Sherikon technical staff specialize in healthcare-related information technology, administration, biomedical systems engineering, medical program management, health process improvement and biological and pharmaceutical product development. In addition, Sherikon addresses customer needs for diagnostic imaging, telemedicine, electronic patient records, tumor registry, teledentistry, and medical staff training.

         Key customers include the Department of Defense; Department of Justice; Department of Transportation; General Services Administration; the states of California, Florida, Texas, Pennsylvania; and several municipalities.

An example of Sherikon's support is work for the U.S. Army Medical Material Development Activity ("USAMMDA"), where Sherikon is a subcontractor to Cambridge Consulting Corporation. Tasking includes preparation of briefings, technical assessments, and decision papers required by the Department of Defense 5000 series of directives to manage the acquisition process. The types of products supported include medical devices, equipment and systems; drugs; vaccines; diagnostics; and therapeutics.

SYSTEMS ENGINEERING GROUP

         The Systems Engineering Group provides fleet support and system life cycle engineering primarily for the U.S. Navy surface community. Projects on which SEG is engaged include the Ballistic Missile Defense Program, the Cruise Missile Defense Program, the Ship Self Defense Program and the Navy Theater Air Defense program. SEG was also recently selected to provide systems engineering support for the next generation destroyer, the new attack submarine and the new aircraft carrier programs.

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

3.3* Articles of Amendment, dated as of August 22, 2000, to the Articles of Incorporation of the Company.

3.4* Articles of Amendment, dated as of December 26, 2000, to the Articles of Incorporation of the Company.

4.1      Indenture, dated as of May 11, 1999, by and among The Company,
         Vector Data Systems, Inc., Techmatics, Inc. and IBJ Whitehall Bank &
         Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on August
         9, 1999 (Commission File No 333-84835)).

4.2*     First Supplemental Indenture, effective as of June 23, 1999, among
         Anteon Corporation, Analysis & Technology, Inc., Interactive
         Media Corp. and IBJ Whitehall Bank & Trust Company, as trustee.

4.3* Second Supplemental Indenture, effective as of October 14, 1999, among Anteon Corporation, Anteon-CITI LLC and IBJ Whitehall Bank &
         Trust Company, as trustee.

4.4*     Third Supplemental Indenture, dated as of October 20, 2000, among
         Anteon Corporation, Sherikon, Inc. and The Bank of New York, as trustee.

4.5*      Fourth Supplemental Indenture, dated January 1, 2001, among Anteon
         International Corporation (formerly Anteon Corporation), Anteon
         Corporation (formerly Techmatics, Inc.) and The Bank of New York, as successor trustee of IBJ Whitehall Bank & Trust Company.

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

21.1* Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-4 filed on August 9,
         1999 (Commission File No. 333-84835)).

* Filed herewith.