Form 10-Q
period 2001-03-31
ANTEON CORP
filed 2001-05-15
CIK 1090709

      Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on May 15, 2001

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                  --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 333-84835

                        ANTEON INTERNATIONAL CORPORATION
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

               3211 Jermantown Road, Fairfax, Virginia 22030-2801
 ------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (703) 246-0200
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not Applicable
-------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of the close of business on March 31, 2001, there were 14,266,128 outstanding shares of the registrant's common stock, par value $.05 per share.

                                    CONTENTS

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

          ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
            MARCH 31, 2001 AND DECEMBER 31, 2000                            1

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000              2

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000              3

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED
            FINANCIAL STATEMENTS                                            4

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                     14


PART II.  OTHER INFORMATION REQUIRED IN REPORT

          ITEM 1. LEGAL PROCEEDINGS                                       18
          ITEM 2. CHANGES IN SECURITIES                                   18
          ITEM 3. DEFAULTS UPON SENIOR SECURITIES                         18
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                        18
          ITEM 5. OTHER INFORMATION                                       18
          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                     March 31, 2001
                                                       (Unaudited)    December 31, 2000
                                                     --------------   -----------------
ASSETS
Current assets:
     Cash and cash equivalents                          $   3,225         $     928
     Accounts receivable, net                             137,458           132,369
     Prepaid expenses and other current assets             10,775             8,605
     Deferred taxes                                         3,955             3,621
                                                        ---------         ---------
Total current assets                                      155,413           145,523

Property and equipment, net                                16,440            17,974
Goodwill, net                                             139,057           140,482
Other assets, net                                          16,741            17,547
                                                        ---------         ---------
Total assets                                            $ 327,651         $ 321,526
                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term loan, current portion                         $  11,250         $   8,437
     Subordinated notes payable, current portion            4,693             4,558
     Business purchase consideration payable                1,087             1,075
     Accounts payable                                      28,621            23,232
     Accrued expenses                                      48,059            46,682
     Income taxes payable                                     587               531
     Deferred revenue                                       5,147             6,489
     Other current liabilities, net                         2,185               186
                                                        ---------         ---------
Total current liabilities                                 101,629            91,190

Revolving credit facility                                  38,200            32,000
Term loan facility, less current portion                   43,201            51,563
Senior subordinated notes payable                         100,000           100,000
Subordinated notes payable, less current portion            2,104             2,044
Deferred tax liabilities, net                               8,578             9,212
Other long term liabilities                                   868               859
                                                        ---------         ---------
Total liabilities                                         294,580           286,868

Minority interest in subsidiaries                             602               601

Stockholders' equity:
     Common stock                                             713               713
     Additional paid-in capital                           40,313            40,294
        Accumulated other comprehensive income (loss):
        Foreign currency translations                         (19)               37
        Interest rate swaps                                (1,228)               --
     Treasury stock                                            (9)               (9)
     Due from parent                                       (9,123)           (8,810)
     Retained earnings                                      1,822             1,832
                                                        ---------         ---------
Total stockholders' equity                                 32,469            34,057
                                                        ---------         ---------
Total liabilities and stockholders' equity              $ 327,651         $ 321,526
                                                        =========         =========


See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
           (A majority-owned subsidiary of Azimuth Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)


                                                                For the three months ended
                                                                         March 31,
                                                                ---------------------------
                                                                   2001             2000
                                                                ---------         ---------
Revenues                                                        $ 162,366         $ 125,700
Costs of revenues                                                 143,154           109,479
                                                                ---------         ---------
      Gross profit                                                 19,212            16,221
Operating expenses:
      General and administrative expenses, excluding
             acquisition related costs, below                      10,905             9,095
      Amortization of noncompete agreements                           209               227
      Goodwill amortization                                         1,446             1,209
      Other intangibles amortization                                  546                --
      Cost of acquisitions                                             --                17
                                                                ---------         ---------
          Total operating expenses                                 13,106            10,548
                                                                ---------         ---------
          Operating income                                          6,106             5,673
Interest expense, net of interest income of $91 and $71,
  respectively                                                      5,956             5,403
Minority interest in (earnings) losses of subsidiaries                 (1)                3
                                                                ---------         ---------
Income before provision for income taxes                              149               273
Provision for income taxes                                            159               142
                                                                ---------         ---------

Net income (loss)                                               $     (10)        $     131
                                                                =========         =========

See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                   For the three months ended March 31,
                                                                                   ------------------------------------
                                                                                       2001                  2000
                                                                                   ------------         ---------------
OPERATING ACTIVITIES:
      Net income (loss)                                                               $     (10)        $     131
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                          2,276             1,105
         Amortization of noncompete agreements                                              209               227
         Goodwill amortization                                                            1,446             1,209
         Other intangibles amortization                                                     546                --
         Amortization of deferred financing fees                                            295               295
         Loss (gain) on disposals of property and equipment                                   1                --
         Deferred income tax expense (benefit)                                             (149)              200
         Minority interest in earnings (losses) of subsidiaries                               1                (3)
      Changes in assets and liabilities                                                  (1,966)              683
                                                                                      ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 2,649             3,847
                                                                                      ---------         ---------
INVESTING ACTIVITIES:
      Purchases of property, equipment and other assets                                    (629)           (1,142)
      Acquisitions, net of cash acquired                                                    (21)               --
      Other, net                                                                             --               (17)
                                                                                      ---------         ---------
NET CASH USED FOR INVESTING ACTIVITIES                                                     (650)           (1,159)
                                                                                      ---------         ---------
FINANCING ACTIVITIES:
      Principal payments on notes payable                                                   (59)              (88)
      Principal payments on term loan facility                                           (5,549)               --
      Proceeds from revolving credit facility                                           164,500           102,500
      Principal payments on revolving credit facility                                  (158,300)         (104,400)
      Proceeds from issuance of common stock                                                 19                10
      Advances to parent for debt service                                                  (313)               --
                                                                                      ---------         ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                        298            (1,978)
                                                                                      ---------         ---------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                           2,297               710
      Cash and cash equivalents, beginning of period                                        928             1,061
                                                                                      ---------         ---------

      Cash and cash equivalents, at end of period                                     $   3,225         $   1,771
                                                                                      =========         =========

Supplemental disclosure of cash flow information:
      Interest paid                                                                   $   2,597             2,092
      Income taxes paid (refunded)                                                          (89)               63
                                                                                      =========         =========


See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000


(1) BASIS OF PRESENTATION

      The information furnished in the accompanying unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the three months ended March 31, 2001 may not be indicative of the results of operations for the year ending December 31, 2001 or any future period. This financial information should be read in conjunction with the Company's December 31, 2000 audited consolidated financial statements and footnotes thereto filed on Form 10-K.

2) PRO FORMA RESULTS FOR ACQUISITION OF SHERIKON, INC.

      On October 20, 2000, the Company purchased all of the outstanding stock of Sherikon Inc., a technology solutions and services firm based in Chantilly, Virginia, for a total purchase price of approximately $34.8 million, including transaction costs of approximately $861,000. Under the terms of the sale, the total purchase price included, at closing, a cash payment of $20.8 million to the shareholders of Sherikon, Inc., cash payments of approximately $5.2 million to certain executives and employees of Sherikon, Inc. and subordinated notes payable totaling $7.5 million, of which $5.0 million is due at the end of the first year after closing and $2.5 million due at the end of the second year after closing. The subordinated notes carry a 0% coupon rate. The present value of the subordinated notes payable, using an assumed borrowing rate of 11.75%, was approximately $6.5 million as of the date of purchase. In addition, the Company guaranteed certain bonuses totaling approximately $1.75 million to former Sherikon employees' payable in two installments on October 20, 2001 and October 20, 2002. Such bonuses are not contingent on continued employment with Sherikon, and the present value of such amount assuming an 11.75% discount rate, of $1,503,000, has been recognized as additional purchase consideration. The transaction was accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates by management. The identifiable intangible assets were acquired contracts and workforce in place. These assets were valued, based on an independent appraisal, at $1,310,000 and $760,000, respectively. Both have expected useful lives of 4 years. Goodwill is being amortized on a straight-line basis over twenty years.

        The following unaudited pro forma summary presents consolidated information as if the acquisition of Sherikon had occurred as of January 1, 2000, and the pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands):


                                       Three Months Ended March 31,

                                                2000
                                             ----------

Total revenues                               $  140,421
Total expenses                                  140,427
                                             ----------
               Net income (loss)             $      (6)
                                             ==========


(3) COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was approximately $(665,000) million and $128,000, respectively. Comprehensive loss for the three months ended March 31, 2001 is comprised of foreign currency translation losses of $56,000 and decreases in the fair value of interest rate swaps of $599,000, net of tax. Comprehensive income for the three months ended March 31, 2000 included $3,000 of foreign currency translation losses.

(4) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION

      Under the terms of the Senior Subordinated Notes, the Company's wholly-owned domestic subsidiaries (the "Subsidiary Guarantors") are guarantors of the Senior Subordinated Notes. Such guarantees are full, unconditional and joint and several. Separate unaudited condensed financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, condensed balance sheets, statements of operations and statements of cash flows information for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for Anteon International Corporation.


                                                                        AS OF MARCH 31, 2001
                                              -------------------------------------------------------------------------
                                                                                                          CONSOLIDATED
                                                ANTEON                                                       ANTEON
UNAUDITED CONDENSED CONSOLIDATED             INTERNATIONAL    GUARANTOR    NON-GUARANTOR   ELIMINATION    INTERNATIONAL
BALANCE SHEETS                                 CORPORATION    SUBSIDIARIES   SUBSIDIARIES     ENTRIES       CORPORATION
                                             -------------   ------------  -------------   -----------    -------------
           (AMOUNTS IN THOUSANDS)
Cash and cash equivalents                      $   1,442      $     349      $   1,434      $      --      $   3,225
Accounts receivable, net                         120,894         15,958            606             --        137,458
Other current assets                              13,065            839            826             --         14,730
Property and equipment, net                       14,800          1,566             74             --         16,440
Due from parent                                   (1,780)         2,390           (610)            --             --
Investment in and advances to subsidiaries        92,633             --             --        (92,633)            --
Goodwill, net                                    139,057             --             --             --        139,057
Other assets, net                                 16,333            272            136             --         16,741
                                               ---------      ---------      ---------      ---------      ---------
Total assets                                   $ 396,444      $  21,374      $   2,466      $ (92,633)     $ 327,651
                                               =========      =========      =========      =========      =========

Indebtedness                                   $ 199,448      $   1,087      $      --      $      --      $ 200,535
Accounts payable                                  25,529          2,847            245             --         28,621
Accrued expenses and other current
  liabilities                                     44,795          5,306            730             --         50,831
Deferred revenue                                   4,260             --            887             --          5,147
Other long-term liabilities                        8,753            693             --             --          9,446
                                               ---------      ---------      ---------      ---------      ---------
Total liabilities                                282,785          9,933          1,862                       294,580

Minority interest in subsidiaries                    549            (48)           101                           602
Total stockholders' equity                       113,110         11,489            503        (92,633)        32,469
                                               ---------      ---------      ---------      ---------      ---------
Total liabilities and stockholders' equity     $ 396,444      $  21,374      $   2,466      $ (92,633)     $ 327,651
                                               =========      =========      =========      =========      =========


                                                             FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                               -----------------------------------------------------------------------
                                                                                                         CONSOLIDATED
                                                ANTEON                                                      ANTEON
UNAUDITED CONDENSED CONSOLIDATED             INTERNATIONAL   GUARANTOR    NON-GUARANTOR   ELIMINATION    INTERNATIONAL
  STATEMENTS OF OPERATIONS                     CORPORATION   SUBSIDIARIES  SUBSIDIARIES      ENTRIES       CORPORATION
                                             -------------  ------------  -------------   -----------    -------------
           (AMOUNTS IN THOUSANDS)
Revenues                                      $ 142,213      $  17,832      $   2,752      $    (431)       $162,366
Costs of revenues                               124,015         17,046          2,524           (431)        143,154
                                              ---------      ---------      ---------      ---------       ---------
Gross profit                                     18,198            786            228             --          19,212
Total operating expenses                         12,145            837            124             --          13,106
                                              ---------      ---------      ---------      ---------       ---------
Operating income (loss)                           6,053            (51)           104             --           6,106
Interest expense (income), net                    5,923             40             (7)            --           5,956
Minority interest in earnings (losses) of
  subsidiaries                                       --             18            (19)            --              (1)
                                              ---------      ---------      ---------      ---------       ---------

Income (loss) before provision for income
  taxes                                             130            (73)            92             --             149
Provision (benefit) for income taxes                152            (35)            42             --             159
                                              ---------      ---------      ---------      ---------       ---------
Net income (loss)                             $     (22)     $     (38)     $      50      $      --       $     (10)
                                              =========      =========      =========      =========       =========


                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                          ------------------------------------------------------------
                                                                                                         CONSOLIDATED
                                                                ANTEON                                      ANTEON
                                                             INTERNATIONAL   GUARANTOR    NON-GUARANTOR  INTERNATIONAL
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS     CORPORATION    SUBSIDIARIES   SUBSIDIARIES   CORPORATION
                                                             -------------  ------------  -------------  -------------
                 (AMOUNTS IN THOUSANDS)
Net income (loss)                                             $     (22)     $     (38)     $      50      $     (10)
Adjustments to reconcile change in net income (loss) to
  net cash provided by operations:
  Depreciation and amortization of property and equipment         1,204          1,067              5          2,276
Loss on disposals of property and equipment                           1             --             --              1
Goodwill amortization                                             1,446             --             --          1,446
  Other intangibles amortization                                    546             --             --            546
  Amortization of noncompete agreements                             209             --             --            209
  Amortization of deferred financing fees                           295             --             --            295
  Deferred income tax expense (benefit)                            (149)            --             --           (149)
  Minority interest in earnings (losses) of subsidiaries             --            (18)            19              1
  Changes in assets and liabilities                              (2,334)          (681)         1,049         (1,966)
                                                              ---------      ---------      ---------      ---------
    Net cash provided by (used for) operating activities          1,196            330          1,123          2,649
                                                              ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment                              (319)          (305)            (5)          (629)
  Acquisitions, net of cash acquired                                (21)            --             --            (21)
                                                              ---------      ---------      ---------      ---------
  Net cash used for investing activities                           (340)          (305)            (5)          (650)
                                                              ---------      ---------      ---------      ---------
Cash flow from financing activities:
  Principal payments on notes payable                               (59)            --             --            (59)
   Proceeds from revolving loan facility                        164,500             --             --        164,500
   Principal payments on revolving credit facility             (158,300)            --             --       (158,300)
   Principal payments on term credit facility                    (5,549)            --             --         (5,549)
   Proceeds from issuance of common stock                            19             --             --             19
   Advances to parent for debt service                             (313)            --             --           (313)
                                                              ---------      ---------      ---------      ---------
  Net cash provided by financing activities                         298             --             --            298
                                                              ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents              1,154             25          1,118          2,297
Cash and cash equivalents, beginning of year                        288            324            316            928
                                                              ---------      ---------      ---------      ---------
Cash and cash equivalents, at end of year                     $   1,442      $     349      $   1,434      $   3,225
                                                              =========      =========      =========      =========


                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                               -----------------------------------------------------------------------
                                                                                                         CONSOLIDATED
                                                  ANTEON                                                    ANTEON
UNAUDITED CONDENSED CONSOLIDATED               INTERNATIONAL   GUARANTOR    NON-GUARANTOR  ELIMINATION   INTERNATIONAL
STATEMENTS OF OPERATIONS                        CORPORATION   SUBSIDIARIES  SUBSIDIARIES     ENTRIES      CORPORATION
                                               -------------  ------------  -------------  -----------   -------------
           (AMOUNTS IN THOUSANDS)
Revenues                                        $  48,277      $  77,039     $     754      $    (370)     $ 125,700
Costs of revenues                                  43,699         65,458           692           (370)       109,479
                                                ---------      ---------     ---------      ---------      ---------
Gross profit                                        4,578         11,581            62             --         16,221
Total operating expenses                            3,699          6,840             9             --         10,548
                                                ---------      ---------     ---------      ---------      ---------
Operating income                                      879          4,741            53             --          5,673
Interest expense (income), net                      5,364             36             3             --          5,403
Minority interest in losses of subsidiaries            --             --             3             --              3
                                                ---------      ---------     ---------      ---------      ---------
Income (loss) before provision for income
  taxes                                            (4,485)         4,705            53             --            273
Provision (benefit) for income taxes               (1,780)         1,908            14             --            142
                                                ---------      ---------     ---------      ---------      ---------
Net income (loss)                               $  (2,705)     $   2,797     $      39      $      --      $     131
                                                =========      =========     =========      =========      =========


                                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                          ------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                CONSOLIDATED
                                                              ANTEON                                       ANTEON
                                                           INTERNATIONAL   GUARANTOR    NON-GUARANTOR   INTERNATIONAL
                                                            CORPORATION   SUBSIDIARIES   SUBSIDIARIES    CORPORATION
                                                           -------------  ------------  -------------   -------------
                 (AMOUNTS IN THOUSANDS)
Net income (loss)                                            $  (2,705)     $   2,795      $      39      $     131
Adjustments to reconcile change in net income (loss) to
  net cash provided by operations:
 Depreciation and amortization of property and equipment           225            875              5          1,105
 Goodwill amortization                                           1,209             --             --          1,209
  Amortization of noncompete agreements                            227             --             --            227
  Amortization of deferred financing fees                          295             --             --            295
  Deferred income taxes                                            200             --             --            200
  Minority interest in losses of subsidiaries                       --             (3)            --             (3)
  Changes in assets and liabilities                              3,464         (2,673)          (108)           683
                                                             ---------      ---------      ---------      ---------
  Net cash provided by (used for) operating activities           2,915            996            (64)         3,847
                                                             ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment                             (373)          (768)            (1)        (1,142)
  Acquisitions, net of cash acquired                               (17)            --             --            (17)
                                                             ---------      ---------      ---------      ---------
  Net cash used for investing activities                          (390)          (768)            (1)        (1,159)
                                                             ---------      ---------      ---------      ---------
Cash flow from financing activities:
  Principal payments on notes payable                               --            (88)            --            (88)
  Proceeds from revolving credit facility                      102,500             --             --        102,500
  Principal payments on revolving credit facility             (104,400)            --             --       (104,400)
  Initial capitalization of common stock                           246           (246)            --
  Proceeds from issuance of common stock                            10             --             --             10
                                                             ---------      ---------      ---------      ---------
  Net cash used for financing activities                        (1,644)          (334)            --         (1,978)
                                                             ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents               881           (106)           (65)           710
Cash and cash equivalents, beginning of year                       (11)           499            573          1,061
                                                             ---------      ---------      ---------      ---------
Cash and cash equivalents, at end of year                    $     870      $     393      $     508      $   1,771
                                                             =========      =========      =========      =========

(5) SEGMENT INFORMATION

   Based on its organization, the Company operates in two business segments: the Company's government contracting business and the Company's commercial custom training and performance solutions group (Interactive Media). Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of all its business units excluding Interactive Media.

   The Company's chief operating decision maker utilizes both revenue and earnings before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses are allocated to the segments. Allocation of overhead costs to segments is based on measures such as revenue and employee headcount. General and administrative costs are allocated to segments based on the government-required three-factor formula which uses measures of revenue, labor and net book value of fixed assets. Interest expense, investment income and income taxes are not allocated to the Company's segments.


                                                                THREE MONTHS ENDED MARCH 31, 2001
                                                                      (AMOUNTS IN THOUSANDS)

                                                     GOVERNMENT    INTERACTIVE
                                                     CONTRACTING      MEDIA      ELIMINATIONS   CONSOLIDATED
                                                     -----------   -----------   ------------   ------------
Total assets                                          $ 318,689     $   8,962     $      --      $ 327,651
                                                      =========     =========     =========      =========

Sales to unaffiliated customers                         153,966         8,400            --        162,366
Intersegment sales                                    $      27     $      15     $     (42)     $      --
                                                      ---------     ---------     ---------      ---------
Total revenues                                          153,993         8,415           (42)       162,366

Operating income                                          5,467           639                        6,106
    Minority interest in earning of subsidiaries                                                        (1)
    Interest expense, net                                                                            5,956
                                                                                                 ---------

    Provision for income taxes                                                                         159
                                                                                                 ---------

    Net loss                                                                                     $     (10)
                                                                                                 =========


                                                           THREE MONTHS ENDED MARCH 31, 2000
                                                                (AMOUNTS IN THOUSANDS)

                                                  GOVERNMENT   INTERACTIVE
                                                  CONTRACTING     MEDIA     ELIMINATIONS  CONSOLIDATED
                                                  -----------  -----------  ------------  ------------

Total assets                                        $278,006     $  6,996     $     --      $285,002
                                                    ========     ========     ========      ========

Sales to unaffiliated customers                      118,551        7,149           --       125,700
Intersegment sales                                  $      1     $     84     $    (85)     $     --
                                                    --------     --------     --------      --------
Total revenues                                       118,552        7,233          (85)      125,700

Operating income                                       5,133          540           --         5,673
    Minority interest in losses of subsidiaries                                                    3
    Interest expense, net                                                                      5,403
                                                                                            --------

    Provision for income taxes                                                                   142
                                                                                            --------

    Net income                                                                              $    131
                                                                                            ========


(6) INTEREST RATE SWAP AGREEMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, and as further amended by SFAS No. 138. The adoption of SFAS No. 133, as amended, had no significant impact on the Company's consolidated financial statements.

OBJECTIVES AND CONTEXT

The Company uses variable-rate debt to finance its operations through its revolving credit and term loan facilities. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between - to - percent of its variable-rate short-term interest payments and - to - percent of its longer-term variable interest payments.

STRATEGIES

To meet this objective, management enters into various interest rate swap derivative contracts to manage fluctuations in cash flow resulting from fluctuations in interest rate.

The interest rate swaps change the variable-rate cash flow exposure on the Company's long-term debt obligations to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt.

The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

RISK MANAGEMENT POLICES

The Company assesses interest rate cash flow by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company monitors interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions and estimates the expected impact of changes in interest rates on the Company's future cash flows.

        Upon adoption of SFAS No. 133, the fair value of interest rate swaps was recorded as a transition adjustment to accumulated other comprehensive income. This resulted in a decrease of $629,000, net of tax, to accumulated other comprehensive income. Changes in the fair value subsequent to January 1, 2001 of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earning.

        Over the next twelve months, approximately $1.2 million of losses in accumulated other comprehensive loss related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of March 31, 2001, the fair value of the Company's interest swap agreements resulted in a net liability of $2.0 million and has been recorded as other current liabilities.

(7) LEGAL PROCEEDINGS

             The Company entered into a settlement agreement on April 24, 2001 with Cambridge Technology Partners, Inc. ("Cambridge") to resolve a legal action brought by Cambridge against the Company for work performed solely by Cambridge for the United States Customs Service ("Customs Service"). In 1998, the Customs Service requested that the Company enter into a contract for the sole purpose of allowing the Customs Service to direct work to Cambridge to develop software as part of a Customs Service information system modernization program. The Company awarded Cambridge a subcontract to perform all of the software development effort required by the contract without any work being performed by the Company. In 1999, the Customs Service rejected the Cambridge developed software. As a result, the Company terminated the Cambridge subcontract. The Customs Service and the Company negotiated a no-cost termination to resolve the matter. In 2000, Cambridge filed a lawsuit seeking payment of the subcontract amount, approximately $3 million, plus pre-judgment interest. Anteon filed a counter-claim for damages. While the Company believed that it had a strong defense and would likely have prevailed at trial, settlement discussions with Cambridge just prior to the trial date in early
        April 2001, resulted in the Company deciding to settle the matter.
        The Company concluded this decision was in the best interests of the Company in light of the diversion of management time a trial would cause, the additional legal fees that would be incurred and ultimate uncertainties of trial. Under the terms of the settlement agreement, the Company agreed to pay Cambridge $600,000. In exchange, Cambridge agreed to dismiss all claims against the Company. The Company also agreed to dismiss its counter-claims against Cambridge. The settlement was recognized as general and administrative expense during the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward-looking statements discuss the Company's backlog, liquidity, and capital resources. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: the integration of Sherikon and other acquisitions into our business, general economic and business conditions, program funding priorities, changes in federal government procurement laws, regulations and policies, budget reductions in defense programs, technological changes, delays in the development and acceptance of new commercial products, pricing pressures from competitors and/or customers, and our ability to attract and retain qualified personnel and general economic conditions which may affect the level of federal government procurement.

GENERAL


      Anteon International Corporation ("Anteon" or the "Company") is a leading information technology and e-business solutions company providing support to the federal government, commercial, and international sectors. Founded in 1976 and incorporated in the Commonwealth of Virginia, Anteon is headquartered in Fairfax, Virginia and employs approximately 5,000 full-time employees in the United States, Puerto Rico, England, Germany, Italy, Canada and Australia. Anteon Corporation was renamed Anteon International Corporation effective January 1, 2001.

      Anteon offers customers information technology, e-business, and engineering solutions. Anteon's teams of software engineers bring the latest database tools, application products and technologies, and web-based solutions to address customer needs. Anteon's communication services include the design, custom configuration and implementation of data, voice, and video communication networks. The Company has obtained ISO 9001 registration for its quality systems as well as achieving Software Engineering Institute (SEI) Level 3 certification for its software development processes.

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

      Anteon's costs may be categorized as direct costs such as labor and related fringe costs, which are directly attributable to contract performance, and indirect costs such as corporate overhead, which are not directly attributable to contract performance. Under our time and materials and cost-plus contracts, the Company charges direct costs and an agreed-upon portion of indirect costs to the customer. A key element in the successful bidding and execution of contracts is the control of indirect costs. The Company has developed management information and resource management systems in order to increase the productivity of the finance and administrative support areas. As a result of these efforts, the Company's indirect costs have grown at rates much lower than overall revenues.

      In each year a significant portion of the Company's revenues is derived from contract backlog and a significant portion of that backlog represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which the Company is the incumbent provider. Proper management of contracts is critical to the overall financial success of Anteon and the Company believes that it manages costs effectively. This allows the Company to be highly competitive on price. The Company believes that its demonstrated performance record and service excellence have enabled it to maintain its position as an incumbent service provider on all major contracts that have been recompeted over the past three years, while increasing backlog from $428 million in 1996 to $2.8 billion at March 31, 2001, of which $325.6 million was funded as of March 31, 2001. The Company's total backlog represents the aggregate contract revenue remaining to be earned by the Company at a given time over the life of its contracts. When more than one company is awarded a contract for a given work requirement, the Company includes in total backlog its estimate of the contract revenue it expects to earn over the remaining life of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total contract backlog is not funded.


RESULTS OF OPERATIONS

A summary of comparative results for the quarters ended March 31, 2001 and March 31, 2000 is as follows:


                          QUARTER ENDED MARCH 31
                          (amounts in thousands)
------------------------------------------------------------------------
                                                              PERCENTAGE
                                   2001           2000         CHANGE
                                ---------      ---------     -----------

Revenue                         $ 162,366      $ 125,700        29.2%

Operating income                $   6,106      $   5,673         7.6%

Income before provision for
  income taxes                  $     149      $     273       (45.4%)

Net income (loss)               $     (10)     $     131      (107.6%)


      Revenue increased 29.2 % to $162.4 million for the quarter ended March 31, 2001 from $125.7 million for the quarter ended March 31, 2000. The increases in revenue were attributable to internal growth in several business units as well as the addition on October 20, 2000 of the Company's latest acquisition, Sherikon, Inc. ("Sherikon"). For the quarter ended March 31, 2001, internal growth was 15.4%, driven by revenue increases in the Company's Applied Technology Group ("ATG"), Information Systems Group ("ISG"), and Systems Engineering Group ("SEG"). In addition, Sherikon provided $17.1 million in revenue during the first quarter of 2001.

      Operating income increased 7.6% for the quarter ended March 31, 2001 to $6.1 million from $5.7 million for the quarter ended March 31, 2000. Sherikon contributed $1.4 million in operating income during the first quarter of 2001. Operating income as a percentage of revenue (operating margin) decreased to 3.8% compared with 4.5% in the prior year comparable quarter. The decreased operating income margin for the quarter resulted from a $.7 million increase in goodwill amortization attributed to the purchase of Sherikon in October 2000 and the acceleration of amortization for other intangibles associated with the purchase of Sherikon and the purchase of Analysis & Technology, Inc. ("A&T") in June 1999. In addition, the Company amortized $1.0 million in software developed for Anteon-CITI, LLC during the first quarter of 2001 compared to $124,000 in the first quarter of 2000. In addition, the decreased operating margin reflects legal settlement cost of $836,000 relating to a dispute with a former subcontractor. (See Note 7 to the unaudited condensed consolidated financial statements). Adjusting for these items, operating income would have been $8.6 million and the operating margin would have been 5.3%.

      Cost of revenues increased $33.7 million from first quarter 2000 to first quarter 2001. Over 44% of this increase, or $14.9 million, was due to the addition of Sherikon in October of 2000. In addition, cost of revenues increased due to the corresponding growth in revenue. The majority of this growth was due to a $4.8 million increase in direct labor and an $11.6 million increase in other direct contract costs.

      General and Administrative ("G&A") expense increased $1.8 million from first quarter 2000 to first quarter 2001 due primarily to the addition of the Sherikon strategic business unit. G&A expenses also increased due to additional costs incurred in support of the Anteon-CITI, LLC and Displaycheck businesses. In addition and as mentioned above, the Company agreed to a $600,000 settlement of a legal matter, relating to a dispute with a former subcontractor.

      Interest expense increased 10% for the three-month period ended March 31, 2001 from the comparable period of 2000 due primarily to increased borrowings on the Company's revolving line of credit due primarily to the purchase of Sherikon.

      Earnings before income taxes decreased 45.4% to $149,000 in the first quarter of fiscal 2001 from $273,000 in the first quarter of 2000. The Company's effective tax rate was 105.7% for the three-month period ended March 31, 2001 compared with 52.0% for the three-month period ended March 31, 2000. The higher effective tax rate in the current quarter was due primarily to an increase in nondeductible amortization of goodwill associated with the Company's acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

      The Company generated $2.6 million in cash from operations for the quarter ended March 31, 2001. By comparison, the Company generated $3.8 million in cash for the quarter ended March 31, 2000. This decrease in cash flow was attributable to an increase in contract receivables and an increase in prepaid and other assets. Contract receivables totaled $137.5 million at March 31, 2001 and represented 42% of total assets at that date. For the first quarter of 2001, net cash used by investing activities was $650,000 primarily for purchases of property, plant and equipment. Cash provided by financing activities was $298,000. The primary provider of cash in the first quarter 2001 was proceeds, net of payments under our Revolving Credit Facility.

      The total additional funds available to the Company under its Revolving Credit Facility as of March 31, 2001 were $35.3 million and, in the opinion of management, are sufficient to meet ongoing working capital and debt service requirements for the next 12 months. Borrowings under the Revolving Credit Facility were $38.2 million as of March 31, 2001.

      The Credit Agreement was amended to modify certain financial covenants for the first, second and third quarter of 2001. A copy of the Amendment has been filed.

      As of March 31, 2001 the Company does not have any major capital commitments greater than $1.0 million.

      The Company believes that inflation has not had a material effect on its business.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ANTEON CORPORATION


Date: _______________

                                 -----------------------------------------------
                                 Joseph Kampf - President and
                                 Chief Executive Officer



Date: _______________

                                 -----------------------------------------------
                                 Carlton B. Crenshaw - Senior Vice President
                                                       of Finance and
                                                       Administrative and Chief
                                                       Financial Officer

                  PART II. OTHER INFORMATION REQUIRED IN REPORT


ITEM 1.           LEGAL PROCEEDINGS

(7) LEGAL PROCEEDINGS-BEING EDITED AND REVIEWED

        The Company entered into a settlement agreement on April 24, 2001 with Cambridge Technology Partners, Inc. ("Cambridge") to resolve a legal action brought by Cambridge against the Company for work performed solely by Cambridge for the United States Customs Service ("Customs Service"). In 1998, the Customs Service requested that the Company enter into a contract for the sole purpose of allowing the Customs Service to direct work to Cambridge to develop software as part of a Customs Service information system modernization program. The Company awarded Cambridge a subcontract to perform all of the software development effort required by the contract without any work being performed by the Company. In 1999, the Customs Service rejected the Cambridge developed software. As a result, the Company terminated the Cambridge subcontract. The Customs Service and the Company negotiated a no-cost termination to resolve the matter. In 2000, Cambridge filed a lawsuit seeking payment of the subcontract amount, approximately $3 million, plus pre-judgment interest. Anteon filed a counter-claim for damages. While the Company believed that it had a strong defense and would likely have prevailed at trial, settlement discussions with Cambridge just prior to the trial date in April 2001, resulted in the Company deciding to settle the matter. The Company concluded this decision was in the best interests of the Company in light of the diversion of management time a trial would cause, the additional legal fees that would be incurred and ultimate uncertainties of trial. Under the terms of the settlement agreement, the Company agreed to pay Cambridge $600,000. In exchange, Cambridge agreed to dismiss all claims against the Company. The Company also agreed to dismiss its counter-claims against Cambridge.

ITEM 2.           CHANGES IN SECURITIES

                  NONE.

ITEM 3.           DEFAULTS UPON SENIOR SUBORDINATED SECURITIES

                  NONE.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE.

ITEM 5.           OTHER INFORMATION

                  NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.   EXHIBITS

                           SCHEDULE

                  B.   REPORTS ON FORM 8-K

                           The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                  EXHIBIT INDEX


Exhibit Number      Description of Documents