Form 10-Q/A
period 2001-03-31
ANTEON CORP
filed 2001-05-22
CIK 1090709

    Form 10-Q/A for ANTEON INTERNATIONAL CORPORATION filed on May 22, 2001

                                  FORM 10-Q/A

                               AMENDMENT NO. 1

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                     March 31, 2001
                                                       (Unaudited)    December 31, 2000
                                                     --------------   -----------------
ASSETS
Current assets:
     Cash and cash equivalents                          $   3,225         $     928
     Accounts receivable, net                             137,458           132,369
     Prepaid expenses and other current assets             10,775             8,605
     Deferred taxes                                         3,955             3,621
                                                        ---------         ---------
Total current assets                                      155,413           145,523

Property and equipment, net                                16,440            17,974
Goodwill, net                                             139,057           140,482
Other assets, net                                          16,741            17,547
                                                        ---------         ---------
Total assets                                            $ 327,651         $ 321,526
                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term loan, current portion                         $  11,250         $   8,437
     Subordinated notes payable, current portion            4,693             4,558
     Business purchase consideration payable                1,087             1,075
     Accounts payable                                      28,621            23,232
     Accrued expenses                                      48,059            46,682
     Income taxes payable                                     587               531
     Deferred revenue                                       5,147             6,489
     Other current liabilities, net                         2,185               186
                                                        ---------         ---------
Total current liabilities                                 101,629            91,190

Revolving credit facility                                  38,200            32,000
Term loan facility, less current portion                   43,201            51,563
Senior subordinated notes payable                         100,000           100,000
Subordinated notes payable, less current portion            2,104             2,044
Deferred tax liabilities, net                               8,578             9,212
Other long term liabilities                                   868               859
                                                        ---------         ---------
Total liabilities                                         294,580           286,868

Minority interest in subsidiaries                             602               601

Stockholders' equity:
     Common stock                                             713               713
     Additional paid-in capital                            40,313            40,294
        Accumulated other comprehensive income (loss):
        Foreign currency translation                          (19)               37
        Interest rate swaps                                (1,228)               --
     Treasury stock                                            (9)               (9)
     Due from parent                                       (9,123)           (8,810)
     Retained earnings                                      1,822             1,832
                                                        ---------         ---------
Total stockholders' equity                                 32,469            34,057
                                                        ---------         ---------
Total liabilities and stockholders' equity              $ 327,651         $ 321,526
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
                                             ==========


(3) COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was approximately $(665,000) and $128,000, respectively. Comprehensive loss for the three months ended March 31, 2001 is comprised of foreign currency translation losses of $56,000 and decreases in the fair value of interest rate swaps of $599,000, net of tax. Comprehensive income for the three months ended March 31, 2000 included $3,000 of foreign currency translation losses.

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
                                                =========      =========     =========      =========      =========


                                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                          ------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                CONSOLIDATED
                                                              ANTEON                                       ANTEON
                                                           INTERNATIONAL   GUARANTOR    NON-GUARANTOR   INTERNATIONAL
                                                            CORPORATION   SUBSIDIARIES   SUBSIDIARIES    CORPORATION
                                                           -------------  ------------  -------------   -------------
                 (AMOUNTS IN THOUSANDS)
Net income (loss)                                            $  (2,705)     $   2,797      $      39      $     131
Adjustments to reconcile change in net income (loss) to
  net cash provided by operations:
 Depreciation and amortization of property and equipment           225            875              5          1,105
 Goodwill amortization                                           1,209             --             --          1,209
  Amortization of noncompete agreements                            227             --             --            227
  Amortization of deferred financing fees                          295             --             --            295
  Deferred income taxes                                            200             --             --            200
  Minority interest in losses of subsidiaries                       --             (3)            --             (3)
  Changes in assets and liabilities                              3,464         (2,673)          (108)           683
                                                             ---------      ---------      ---------      ---------
  Net cash provided by (used for) operating activities           2,915            996            (64)         3,847
                                                             ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment                             (373)          (768)            (1)        (1,142)
  Acquisitions, net of cash acquired                               (17)            --             --            (17)
                                                             ---------      ---------      ---------      ---------
  Net cash used for investing activities                          (390)          (768)            (1)        (1,159)
                                                             ---------      ---------      ---------      ---------
Cash flow from financing activities:
  Principal payments on notes payable                               --            (88)            --            (88)
  Proceeds from revolving credit facility                      102,500             --             --        102,500
  Principal payments on revolving credit facility             (104,400)            --             --       (104,400)
  Initial capitalization of common stock                           246           (246)            --
  Proceeds from issuance of common stock                            10             --             --             10
                                                             ---------      ---------      ---------      ---------
  Net cash used for financing activities                        (1,644)          (334)            --         (1,978)
                                                             ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents               881           (106)           (65)           710
Cash and cash equivalents, beginning of year                       (11)           499            573          1,061
                                                             ---------      ---------      ---------      ---------
Cash and cash equivalents, at end of year                    $     870      $     393      $     508      $   1,771
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

Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge
100% its longer-term variable interest payments for the Term Note.

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



                                 ANTEON CORPORATION


Date:  May 22, 2001
      ------------------          /s/ Joseph Kampf
                                 -----------------------------------------------
                                 Joseph Kampf - President and
                                 Chief Executive Officer



Date:  May 22, 2001
      ------------------          /s/ Carlton B. Crenshaw
                                 -----------------------------------------------
                                 Carlton B. Crenshaw - Senior Vice President
                                                       of Finance and
                                                       Administrative and Chief
                                                       Financial Officer

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

                           None

                  B.   REPORTS ON FORM 8-K

                           The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.