Form 10-Q/A
period 2001-03-31
ANTEON CORP
filed 2001-06-15
CIK 1090709

    Form 10-Q/A for ANTEON INTERNATIONAL CORPORATION filed on June 15, 2001

                                  FORM 10-Q/A

                               AMENDMENT NO. 2

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

                  PART II. OTHER INFORMATION REQUIRED IN REPORT


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.   EXHIBITS

                           Attached to this Amendment No. 2 to Form 10-Q are certain exhibits which were omitted from our Quarterly Report on Form 10-Q for the first fiscal quarter of 2001, which was filed on May 15, 2001. Please see Exhibit Index.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ANTEON CORPORATION


Date:  June 15, 2001
      ------------------          /s/ Joseph Kampf
                                 -----------------------------------------------
                                 Joseph Kampf - President and
                                 Chief Executive Officer



Date:  June 15, 2001
      ------------------          /s/ Carlton B. Crenshaw
                                 -----------------------------------------------
                                 Carlton B. Crenshaw - Senior Vice President
                                                       of Finance and
                                                       Administrative and Chief
                                                       Financial Officer

                                  EXHIBIT INDEX

Exhibit         Description
-------         -----------

10.12 Supplement No. 1 dated as of October 14, 1999, to the Subsidiary Guarantee Agreement dated as of June 23, 1999, among each of the subsidiaries listed on Schedule I thereto and Mellon Bank, N.A., as collateral agent for the Secured Parties (as defined in the Credit Agreement dated as of June 23, 1999)

10.13 Supplement No. 1 dated as of October 14, 1999, to the Indemnity, Subrogation and Contribution Agreement dated as of June 23, 1999, among the Company, each Subsidiary of the Borrower listed on Schedule I thereto, and Mellon Bank, N.A., as collateral agent for the Secured Parties (as defined in the Credit Agreement dated as of June 23, 1999)

10.14 Supplement No. 1 dated as of October 14, 1999, to the Pledge Agreement dated as of June 23, 1999, among the Company, Azimuth Technologies, Inc. and each subsidiary of the Borrower listed on
                Schedule I thereto, and Mellon Bank, N.A., as collateral agent for the Secured Parties (as defined in the Credit Agreement dated as of June 23, 1999)

10.15 Supplement No. 1 dated as of October 14,1999, to the Security Agreement dated as of June 23, 1999, among the Company, each subsidiary of the Borrower listed on Schedule I thereto, and Mellon Bank, N.A., as collateral agent for the Secured Parties (as defined in the Credit Agreement dated as of June 23, 1999)

10.16 Agreement dated as of October 14, 1999, among Criminal Investigative Technology, Inc., the Borrower and Mellon Bank, N.A., as collateral agent for the Secured Parties (as defined in the Credit Agreement dated as of June 23, 1999)

10.17 Amendment No. 1 dated as of January 13, 2000 to the Credit Agreement dated as of June 23, 1999, among the Company, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein

10.18 Amendment No. 2 dated as of March 29, 2000 to the Credit Agreement dated as of June 23, 1999, among the Company, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein

10.19 Amendment No. 3 dated as of June 30, 2000 to the Credit Agreement dated as of June 23, 1999, among the Company, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein

10.20 Amendment No. 4 and Waiver dated as of October 19, 2000 to the Credit Agreement dated as of June 23, 1999, among the Company, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein

10.21 Supplement No. 2 dated as of October 21, 2000, to the Subsidiary Guarantee Agreement dated as of June 23, 1999, among each of the subsidiaries listed on Schedule I thereto and Mellon Bank, N.A., as collateral agent for the Secured Parties (as defined in the Credit Agreement dated as of June 23, 1999)

10.22 Supplement No. 2 dated as of October 21, 2000, to the Indemnity, Subrogation and Contribution Agreement dated as of June 23, 1999, among the Company, each Subsidiary of the Borrower listed on Schedule I thereto, and Mellon Bank, N.A., as collateral agent for the Secured Parties (as defined in the Credit Agreement dated as of June 23, 1999)

10.23 Supplement No. 2 dated as of October 21, 2000, to the Pledge Agreement dated as of June 23, 1999, among the Company, Azimuth Technologies, Inc. and each subsidiary of the Borrower listed on
                Schedule I thereto, and Mellon Bank, N.A., as collateral agent for the Secured Parties (as defined in the Credit Agreement dated as of June 23, 1999)

10.24 Supplement No. 2 dated as of October 21, 2000, to the Security Agreement dated as of June 23, 1999, among the Company, each subsidiary of the Borrower listed on Schedule I thereto, and Mellon Bank, N.A., as collateral agent for the Secured Parties (as defined in the Credit Agreement dated as of June 23, 1999)

10.25 Amendment No. 5 and Waiver dated as of December 31, 2000 to the Credit Agreement dated as of June 23, 1999, among the Company, Credit Suisse First Boston, Mellon Bank, N.A., Deutsche Bank AG and the lenders named therein