Form 10-Q
period 2001-06-30
ANTEON CORP
filed 2001-07-30
CIK 1090709

      Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on July 27, 2001

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                  --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number   333-84835

                        ANTEON INTERNATIONAL CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Virginia                            54-1023915
         -------------------------------           -----------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of the close of business on June 30, 2001, there were 14,266,128 outstanding shares of the registrant's common stock, par value $0.05 per share.

                                    CONTENTS

                                                                          PAGE

PART I.   FINANCIAL INFORMATION

    ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
            JUNE 30, 2001 AND DECEMBER 31, 2000                             1

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
            OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
            JUNE 30, 2001 AND JUNE 30, 2000                                 2

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
            CASH FLOWS FOR THE SIX MONTHS ENDED
            JUNE 30, 2001 AND JUNE 30, 2000                                 3

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED
            FINANCIAL STATEMENTS                                            4

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                     15

PART II.  OTHER INFORMATION REQUIRED IN REPORT

    ITEM 1. LEGAL PROCEEDINGS                                              21
    ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                      21
    ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                21
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                               21
    ITEM 5. OTHER INFORMATION                                              21
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                      June 30, 2001   December 31,
                                                       (Unaudited)       2000
                                                        ---------      ---------
ASSETS
Current assets:
     Cash and cash equivalents                          $   1,502      $     928
     Accounts receivable, net                             133,291        132,369
     Prepaid expenses and other current assets              8,477          8,605
     Deferred tax assets, net                               1,564          3,621
                                                        ---------      ---------
Total current assets                                      144,834        145,523

Property and equipment, net                                14,343         17,974
Goodwill, net                                             137,611        140,482
Other assets, net                                          15,505         17,547
                                                        ---------      ---------
Total assets                                            $ 312,293      $ 321,526
                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term loan, current portion                         $   9,863      $   8,437
     Subordinated notes payable, current portion            4,831          4,558
     Business purchase consideration payable                1,120          1,075
     Accounts payable                                      36,303         23,232
     Accrued expenses                                      51,139         46,682
     Income taxes payable                                     253            531
     Deferred revenue                                       3,181          6,489
     Other current liabilities, net                            89            186
                                                        ---------      ---------
Total current liabilities                                 106,779         91,190

Revolving credit facility                                  22,600         32,000
Term loan facility, less current portion                   42,123         51,563
Senior subordinated notes payable                         100,000        100,000
Subordinated notes payable, less current portion            2,165          2,044
Deferred tax liabilities, net                               7,954          9,212
Other long term liabilities                                   861            859
                                                        ---------      ---------
Total liabilities                                         282,482        286,868

Minority interest in subsidiaries                             109            601

Stockholders' equity:
     Common stock                                             713            713
     Additional paid-in capital                            40,313         40,294
     Accumulated other comprehensive income (loss):
        Foreign currency translation                          (39)            37
        Interest rate swaps                                (1,115)            --
     Treasury stock                                            (9)            (9)
     Due from parent                                      (12,417)        (8,810)
     Retained earnings                                      2,256          1,832
                                                        ---------      ---------
Total stockholders' equity                                 29,702         34,057
                                                        ---------      ---------
Total liabilities and stockholders' equity              $ 312,293      $ 321,526
                                                        =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)


                                                                    Three months ended           Six months ended
                                                                         June 30,                    June 30,
                                                                -----------------------      -----------------------
                                                                  2001          2000           2001          2000
                                                                ---------     ---------      ---------     ---------

Revenues                                                        $ 188,786     $ 130,284      $ 351,152     $ 255,984
Costs of revenues                                                 167,181       113,129        310,335       222,608
                                                                ---------     ---------      ---------     ---------
      Gross profit                                                 21,605        17,155         40,817        33,376
Operating expenses:
      General and administrative expenses                          12,530         9,595         23,435        18,690
      Amortization of noncompete agreements                           140           221            349           448
      Goodwill amortization                                         1,446           995          2,892         2,204
      Other intangible amortization                                   560         1,717          1,106         1,717
      Cost of acquisitions                                             --             2             --            19
                                                                ---------     ---------      ---------     ---------
          Total operating expenses                                 14,676        12,530         27,782        23,078
                                                                ---------     ---------      ---------     ---------
          Operating income                                          6,929         4,625         13,035        10,298
Other income                                                          587            --            587            --
Interest expense, net of interest income of $96, $98, $187,
  and $169, respectively                                            6,060         5,341         12,016        10,744
Minority interest in (earnings) losses of subsidiaries                  6            (5)             5            (2)
                                                                ---------     ---------      ---------     ---------
Income (loss) before provision (benefit) for income taxes           1,462          (721)         1,611          (448)
Provision (benefit) for income taxes                                1,028          (403)         1,187          (261)
                                                                ---------     ---------      ---------     ---------

Net income (loss)                                               $     434     $    (318)     $     424     $    (187)
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

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                               For the six months ended June 30,
                                                                               ---------------------------------
                                                                                    2001              2000
                                                                               -------------      --------------
OPERATING ACTIVITIES:
      Net income (loss)                                                            $     424      $    (187)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities
         (Gain) loss on sales of assets and closure of business                         (566)           117
         Depreciation and amortization                                                 4,931          2,865
         Noncompete amortization                                                         349            448
         Amortization of goodwill                                                      2,892          2,204
         Amortization of other intangible assets                                       1,106          1,717
         Amortization of deferred financing fees                                         590            590
         Deferred income taxes                                                         1,543            (44)
         Minority interest in earnings (losses) of subsidiaries                           (5)             2
      Changes in assets and liabilities                                               11,567         (7,662)
                                                                                   ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             22,831             50
                                                                                   ---------      ---------
INVESTING ACTIVITIES:
      Purchases of property and equipment                                             (1,095)        (3,007)
      Payment of Techmatics earnout                                                       --         (5,500)
      Acquisition of A&T, net of cash acquired                                            --            (56)
      Other, net                                                                         (21)            40
                                                                                   ---------      ---------
NET CASH USED FOR INVESTING ACTIVITIES                                                (1,116)        (8,523)
                                                                                   ---------      ---------
FINANCING ACTIVITIES:
      Principal payments on term loan facility                                        (8,014)            --
      Principal payments on notes payable                                               (119)          (173)
      Principal payments on subordinated notes and other consideration payable           (20)        (9,850)
      Proceeds from revolving facility                                               345,500        234,300
      Principal payments on revolving facility                                      (354,900)      (215,600)
      Advances to parent for debt service                                               (395)            --
      Acquisition of investment                                                       (3,212)            --
      Proceeds from issuance of common stock                                              19             44
                                                                                   ---------      ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                 (21,141)         8,721
                                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                          574            248
      Balance at beginning of period                                                     928          1,061
                                                                                   ---------      ---------

      Balance at end of period                                                     $   1,502      $   1,309
                                                                                   =========      =========

Supplemental disclosure of cash flow information:
      Interest paid                                                                $  10,255      $   9,349
      Income taxes paid, net of refunds                                                  210         (1,703)
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

              ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          (A majority-owned subsidiary of Azimuth Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000




(1)  BASIS OF PRESENTATION

      The information furnished in the accompanying unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the six months ended June 30, 2001 may not be indicative of the results of operations for the year ending December 31, 2001 or any future period. This financial information should be read in conjunction with the Company's December 31, 2000 audited consolidated financial statements and footnotes thereto filed on Form 10-K.

(2)  SALE AND CLOSURE OF BUSINESSES

   (a) SALE OF CITE

      On June 29, 2001, the Company sold its Center for Information Technology Education ("CITE") business to a subsidiary of Pinnacle Software Solutions, Inc. for a total purchase price of $100,000, of which $50,000 was paid on the date of closing, with the remainder due in six equal, monthly payments of approximately $8,300 beginning on August 1, 2001. CITE provides evening and weekend training for individuals to attain certification in Oracle developer and Java. Revenues were approximately $470,000 and $1.1 million for the three and six months ended June 30, 2001, respectively, as compared to $635,000 and $1.2 million ended
June 30, 2000, respectively. Operating income (losses) were approximately $(913,000) and $(983,000) for the three and six months ended June 30, 2001, respectively, as compared to $175,000 and $289,000 for the three and six months ended June 30, 2000, respectively. These amounts have been included in consolidated operating results of the Company for the three and six month periods ended June 30, 2001 and 2000. As of the date of sale, the carrying value of the net assets of CITE was approximately zero, resulting in a gain on the sale of the business of approximately $100,000. The Company is obligated to complete certain training courses initiated prior to June 29, 2001, and has accrued approximately $68,000 as of June 30, 2001, representing the costs in excess of expected revenues associated with these remaining courses.

   (b) CLOSURE OF CITI-SIUSS LLC

      On June 22, 2001, the Company decided to cease operations of CITI-SIUSS LLC (formerly known as Anteon-CITI LLC) (the "Venture"), a joint venture between the Company and Criminal Investigative Technology, Inc. to develop, sell and support law enforcement software solutions. The decision to close the business was a result of unsuccessful efforts by the Venture in establishing a self-supporting business. Revenues were approximately $728,000 and $834,000 for the three and six months ended June 30, 2001, respectively, as compared to $390,000 and $613,000 for the three and six months ended June 30, 2000, respectively. Operating losses were approximately $(1.2) million and $(2.6) million for the three and six months ended June 30, 2001, respectively, and $(323,000) and $(480,000) for the three and six months ended June 30, 2000, respectively. These amounts have been included in the consolidated operating results of the Company for the three and six months ended June 30, 2001 and 2000. As of June 30, 2001, the carrying value of the venture's net assets was approximately zero. The Venture is obligated to provide maintenance and support services on existing contracts through June 30, 2002. The expected cost of fulfilling the Venture's existing maintenance and support contracts exceeds the related expected revenue by approximately $202,000, which has been accrued at June 30, 2001 as a cost of revenue. Upon liquidation of the Venture, the Company anticipates that no excess proceeds will be available to the Company or the minority interest party in the Venture. Accordingly, the remaining minority interest of approximately $487,000 has been written off to other income in the three and six months ended June 30, 2001.

(3)  PRO FORMA RESULTS FOR ACQUISITION OF SHERIKON, INC.

      On October 20, 2000, the Company purchased all of the issued and outstanding stock of Sherikon Inc., a technology solutions and services firm based in Chantilly, Virginia, for a total purchase price of approximately $34.8 million, including transaction costs of approximately $861,000. Under the terms of the sale, the total purchase price included, at closing, a cash payment of $20.8 million to the shareholders of Sherikon, Inc., cash payments of approximately $5.2 million to certain executives and employees of Sherikon, Inc. and subordinated notes payable totaling $7.5 million, of which $5.0 million is due at the end of the first year after closing and $2.5 million due at the end of the second year after closing. The subordinated notes carry a 0% coupon rate. The present value of the subordinated notes payable, using an assumed borrowing rate of 11.75%, was approximately $6.5 million as of the date of purchase. In addition, the Company agreed to pay, or cause to be paid, certain bonuses totaling approximately $1.75 million to former Sherikon employees' payable in two installments on October 20, 2001 and October 20, 2002. The payment of such bonuses is not contingent on the continued employment of such individuals by Sherikon, and the present value of such amount, assuming an 11.75% discount rate, $1,503,000, has been recognized as additional purchase consideration. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates by management. The identifiable intangible assets were acquired contracts and the workforce in place. These assets were valued, based on an independent appraisal, at $1,310,000 and $760,000, respectively. The acquired contracts and work force both have expected useful lives of 4 years. Goodwill is being amortized on a straight-line basis over twenty years.

      The following unaudited pro forma summary presents consolidated information as if the acquisition of Sherikon had occurred as of January 1, 1999, and the pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands):


                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                                 2000                    2000
                                           ------------------      ----------------

Total revenues                                 $ 148,713              $ 289,134
Total expenses                                   149,160                289,587
                                               ---------              ---------
Net loss                                       $    (447)             $    (453)
                                               =========              =========




(4)  COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) for the three months ended June 30, 2001 and 2000 was approximately $527,000 and $(332,000), respectively, and $(138,000) and $(204,000) for the six month periods ended June 30, 2001 and 2000, respectively. Comprehensive loss for the three months ended June 30, 2001 includes foreign currency translation losses of $20,000 and increases in the fair value of interest rate swaps of $113,000, net of tax. Comprehensive loss for the six month period ended June 30, 2001 includes foreign currency translation losses of $(76,000) and decreases in the fair value of interest rate swaps of $(486,000), net of tax. Comprehensive income (loss) for the three and six month period ended June 30, 2000 included $(14,000) and $(17,000), respectively, of foreign currency translation losses.

(5)  DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION

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


                                                                                AS OF JUNE 30, 2001
                                                   ---------------------------------------------------------------------------------
                                                                                                                       CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED                       ANTEON                                                             ANTEON
BALANCE SHEETS                                     INTERNATIONAL      GUARANTOR     NON-GUARANTOR     ELIMINATION      INTERNATIONAL
                                                    CORPORATION     SUBSIDIARIES    SUBSIDIARIES        ENTRIES        CORPORATION
                                                   -------------    ------------    -------------     -----------      -------------
           (AMOUNTS IN THOUSANDS)
Cash and cash equivalents                             $  1,027        $    107        $    368         $     --         $  1,502
Accounts receivable, net                               115,982          16,374             935               --          133,291
Other current assets                                     8,539             627             875               --           10,041
Property and equipment, net                             13,960             247             136               --           14,343
Due from parent                                             84             995          (1,079)              --               --
Investment in and advances to subsidiaries              92,084              --              --          (92,084)              --
Goodwill, net                                          137,611              --              --               --          137,611
Other assets, net                                       15,080             269             156               --           15,505
                                                      --------        --------        --------         --------         --------
Total assets                                          $384,367        $ 18,619        $  1,391         $(92,084)        $312,293
                                                      ========        ========        ========         ========         ========


Indebtedness                                          $181,671        $  1,120        $     --         $     --         $182,791
Accounts payable                                        34,121           1,773             409               --           36,303
Accrued expenses and other current liabilities          46,512           4,625             255               --           51,392
Deferred revenue                                         3,096              --              85               --            3,181
Other long-term liabilities                              8,101             714              --               --            8,815
                                                      --------        --------        --------         --------         --------
Total liabilities                                      273,501           8,232             749               --          282,482

Minority interest in subsidiaries                           --              --             109               --              109
Total stockholders' equity                             110,866          10,387             533          (92,084)          29,702
                                                      --------        --------        --------         --------         --------
Total liabilities and stockholders' equity            $384,367        $ 18,619        $  1,391         $(92,084)        $312,293
                                                      ========        ========        ========         ========         ========


                                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                    --------------------------------------------------------------------------------
                                                                                                                       CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED                       ANTEON                                                             ANTEON
STATEMENTS OF OPERATIONS                           INTERNATIONAL      GUARANTOR     NON-GUARANTOR     ELIMINATION      INTERNATIONAL
                                                    CORPORATION     SUBSIDIARIES    SUBSIDIARIES        ENTRIES        CORPORATION
                                                   -------------    ------------    -------------     -----------      -------------
           (AMOUNTS IN THOUSANDS)
Revenues                                               $311,209        $ 36,740         $  4,385         $ (1,182)        $351,152
Costs of revenues                                       272,418          35,351            3,748           (1,182)         310,335
                                                       --------        --------         --------         --------         --------
Gross profit                                             38,791           1,389              637               --           40,817
Total operating expenses                                 25,252           2,065              465               --           27,782
                                                       --------        --------         --------         --------         --------
Operating income (loss)                                  13,539            (676)             172               --           13,035
Other income                                                100             487               --               --              587
Interest expense (income), net                           11,327             697               (8)              --           12,016
Minority interest in (earnings) losses of
  subsidiaries                                               --              32              (27)              --                5
                                                       --------        --------         --------         --------         --------

Income (loss) before provision for income taxes           2,312            (854)             153               --            1,611
Provision (benefit) for income taxes                      1,399            (264)              52               --            1,187
                                                       --------        --------         --------         --------         --------
Net income (loss)                                      $    913        $   (590)        $    101         $     --         $    424
                                                       ========        ========         ========         ========         ========


                                                                             FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                                -----------------------------------------------------------------
                                                                                                                     CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF                     ANTEON                                               ANTEON
CASH FLOWS                                                      INTERNATIONAL      GUARANTOR        NON-GUARANTOR    INTERNATIONAL
                                                                 CORPORATION     SUBSIDIARIES        SUBSIDIARIES     CORPORATION
                                                                -------------    ------------       -------------    -------------
                 (AMOUNTS IN THOUSANDS)
Net income (loss)                                                $     913         $    (590)        $     101         $     424
   Adjustments to reconcile change in net income (loss)
   to net cash provided by operations:
   Depreciation and amortization                                     2,349             2,565                17             4,931
   Gain on sales of assets and closure of business                     (80)             (486)               --              (566)
   Amortization of goodwill                                          2,892                --                --             2,892
   Amortization of other intangible assets                           1,106                --                --             1,106
   Noncompete amortization                                             349                --                --               349
   Amortization of deferred financing fees                             590                --                --               590
   Deferred income tax expense (benefit)                             1,543                --                --             1,543
   Minority interest in earnings (losses) of subsidiaries               --               (32)               27                (5)
   Changes in assets and liabilities                                12,750            (1,169)              (14)           11,567
                                                                 ---------         ---------         ---------         ---------
   Net cash provided by operating activities                        22,412               288               131            22,831
                                                                 ---------         ---------         ---------         ---------
Cash flows from investing activities:
  Purchases of property and equipment                                 (530)             (486)              (79)           (1,095)
  Other, net                                                           (21)               --                --               (21)
                                                                 ---------         ---------         ---------         ---------
  Net cash used for investing activities                              (551)             (486)              (79)           (1,116)
                                                                 ---------         ---------         ---------         ---------
Cash flow from financing activities:
  Principal payments on notes payable                                 (119)               --                --              (119)
  Proceeds from revolving loan facility                            345,500                --                --           345,500
  Principal payments on revolving credit facility                 (354,900)               --                --          (354,900)
  Principal payments on term loan facility                          (8,014)               --                --            (8,014)
  Proceeds from issuance of common stock                                19                --                --                19
  Payments on other consideration payable                               --               (20)               --               (20)
  Advances to parent for debt service                                 (395)               --                --              (395)
  Acquisition of investment                                         (3,212)               --                --            (3,212)
                                                                 ---------         ---------         ---------         ---------
  Net cash provided by financing activities                        (21,121)              (20)               --           (21,141)
                                                                 ---------         ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                   740              (218)               52               574
Cash and cash equivalents, beginning of year                           287               325               316               928
                                                                 ---------         ---------         ---------         ---------
Cash and cash equivalents, at end of year                        $   1,027         $     107         $     368         $   1,502
                                                                 =========         =========         =========         =========


                                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                   ---------------------------------------------------------------------------------
                                                                                                                       CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS           ANTEON                                                              ANTEON
  OF OPERATIONS                                    INTERNATIONAL       GUARANTOR       NON-GUARANTOR     ELIMINATION   INTERNATIONAL
                                                    CORPORATION       SUBSIDIARIES     SUBSIDIARIES        ENTRIES      CORPORATION
                                                   -------------      ------------     -------------     -----------   -------------
        (AMOUNTS IN THOUSANDS)
Revenues                                             $  98,059         $ 157,538        $   1,293         $    (906)     $ 255,984
Cost of revenues                                        87,749           134,531            1,234              (906)       222,608
                                                     ---------         ---------        ---------         ---------      ---------
Gross profit                                            10,310            23,007               59                --         33,376
Total operating expenses                                 9,543            13,519               16                --         23,078
                                                     ---------         ---------        ---------         ---------      ---------
Operating income                                           767             9,488               43                --         10,298
Interest expense (income), net                          10,714                30               --                --         10,744
Minority interest in earnings of subsidiaries               --                --               (2)               --             (2)
                                                     ---------         ---------        ---------         ---------      ---------
Income (loss) before provision for income
  taxes                                                 (9,947)            9,458               41                --           (448)
Provision (benefit) for income taxes                    (4,055)            3,769               25                --           (261)
                                                     ---------         ---------        ---------         ---------      ---------
Net income (loss)                                    $  (5,892)        $   5,689        $      16         $      --      $    (187)
                                                     =========         =========        =========         =========      =========


                                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                             --------------------------------------------------------------------
                                                                                                                   CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF                  ANTEON                                                ANTEON
CASH FLOWS                                                   INTERNATIONAL      GUARANTOR        NON-GUARANTOR     INTERNATIONAL
                                                              CORPORATION      SUBSIDIARIES       SUBSIDIARIES      CORPORATION
                                                             -------------     ------------      -------------     --------------
                 (AMOUNTS IN THOUSANDS)
Net income (loss)                                              $  (5,892)        $   5,689         $      16         $    (187)
Adjustments to reconcile change in net income (loss) to
  net cash provided by operations:
  Loss on sales of assets                                             --               117                --               117
  Depreciation and amortization                                      462             2,400                 3             2,865
  Amortization of goodwill                                         2,204                --                --             2,204
  Amortization of other intangible assets                          1,717                --                --             1,717
  Noncompete amortization                                            448                --                --               448
  Amortization of deferred financing fees                            590                --                --               590
  Deferred income taxes                                              (39)               68               (73)              (44)
  Minority interest in earnings of subsidiaries                        2                --                --                 2
  Changes in assets and liabilities                               (1,787)           (5,975)              100            (7,662)
                                                               ---------         ---------         ---------         ---------
  Net cash provided by (used for) operating activities            (2,295)            2,299                46                50
                                                               ---------         ---------         ---------         ---------
Cash flows from investing activities:
  Purchases of property and equipment                               (879)           (2,139)               11            (3,007)
  Payment of Techmatics earnout                                   (5,500)               --                --            (5,500)
  Other, net                                                         (16)               --                --               (16)
                                                               ---------         ---------         ---------         ---------
  Net cash used for investing activities                          (6,395)           (2,139)               11            (8,523)
                                                               ---------         ---------         ---------         ---------
Cash flow from financing activities:
  Principal payments notes payable                                    --              (173)               --              (173)
  Principal payment on subordinated notes payable and
    other consideration                                           (9,850)               --                --            (9,850)
  Principal payments on revolving facility                      (215,600)               --                --          (215,600)
  Proceeds from revolving facility                               234,300                --                --           234,300
  Initial capitalization of joint venture                            246              (246)               --                --
  Proceeds from issuance of common stock                              44                --                --                44
                                                               ---------         ---------         ---------         ---------
  Net cash provided by (used for) financing activities             9,140              (419)               --             8,721
                                                               ---------         ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                 450              (259)               57               248
Cash and cash equivalents beginning of year                          (11)              499               573             1,061
                                                               ---------         ---------         ---------         ---------
Cash and cash equivalents end of year                          $     439         $     240         $     630         $   1,309
                                                               =========         =========         =========         =========

(6)  SEGMENT INFORMATION

      The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

      Based on its organization, the Company reports two business segments: the Company's government contracting business and the Company's commercial custom training and performance solutions group (Interactive Media) (see note 11(b)). Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of Anteon, Vector Data Systems, Techmatics, A&T and Sherikon, prior acquisitions which have been integrated into the Company's government contracting business.

      The Company's chief operating decision maker utilizes both revenue and earnings before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses are allocated to the segments. Allocations of overhead costs to segments are based on measures such as revenue and employee headcount. General and administrative costs are allocated to segments based on the government-required three-factor formula which uses measures of revenue, labor and net book value of fixed assets. Interest expense, investment income and income taxes are not allocated to the Company's segments.


                                                                   SIX MONTHS ENDED JUNE 30, 2001
                                                                       (AMOUNTS IN THOUSANDS)
                                                     GOVERNMENT     INTERACTIVE
                                                     CONTRACTING       MEDIA      ELIMINATIONS   CONSOLIDATED
                                                     -----------    -----------   ------------   ------------
  Total assets                                        $ 306,613      $   5,680     $      --      $ 312,293
                                                      =========      =========     =========      =========

  Sales to unaffiliated customers                       334,736         16,416            --        351,152
  Intersegment sales                                         36             15           (51)            --
                                                      ---------      ---------     ---------      ---------
  Total revenues                                      $ 334,772      $  16,431     $     (51)     $ 351,152

  Operating income                                       12,276            759                       13,035
    Other income                                                                                        587
    Minority interest in losses of subsidiaries                                                           5
    Interest expense, net                                                                            12,016

      Provision for income taxes                                                                      1,187
                                                                                                  ---------
      Net income                                                                                  $     424
                                                                                                  =========


                                                                   SIX MONTHS ENDED JUNE 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
                                                     GOVERNMENT     INTERACTIVE
                                                     CONTRACTING       MEDIA      ELIMINATIONS   CONSOLIDATED
                                                     -----------    -----------   ------------   ------------
  Total assets                                        $ 280,222      $   7,456     $      --      $ 287,678
                                                      =========      =========     =========      =========

  Sales to unaffiliated customers                       242,242         13,742            --        255,984
  Intersegment sales                                          2             84           (86)            --
                                                      ---------      ---------     ---------      ---------
  Total revenues                                      $ 242,244      $  13,826     $     (86)     $ 255,984

  Operating income                                        9,723            575            --         10,298
      Minority interest in earnings of subsidiaries                                                      (2)
      Interest expense, net                                                                          10,744

      Provision (benefit) for income taxes                                                             (261)
                                                                                                  ---------
      Net loss                                                                                    $    (187)
                                                                                                  =========


                                                                 THREE MONTHS ENDED JUNE 30, 2001
                                                                       (AMOUNTS IN THOUSANDS)
                                                     GOVERNMENT     INTERACTIVE
                                                     CONTRACTING       MEDIA      ELIMINATIONS   CONSOLIDATED
                                                     -----------    -----------   ------------   ------------
Total assets                                           $306,613     $  5,680       $     --       $ 312,293
                                                       ========     ========       ========       =========

Sales to unaffiliated customers                         180,663        8,123             --         188,786
Intersegment sales                                            9           --             (9)            --
                                                       --------     --------       --------       ---------
Total revenues                                         $180,672     $  8,123       $     (9)      $ 188,786

Operating income                                          6,809          120                          6,929
    Other income                                                                                        587
    Minority interest in losses of subsidiaries                                                           6
    Interest expense, net                                                                             6,060

    Provision for income taxes                                                                        1,028
                                                                                                  ---------

    Net income                                                                                    $     434
                                                                                                  =========


                                                                 THREE MONTHS ENDED JUNE 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
                                                     GOVERNMENT     INTERACTIVE
                                                     CONTRACTING       MEDIA      ELIMINATIONS   CONSOLIDATED
                                                     -----------    -----------   ------------   ------------

Total assets                                         $ 280,222      $   7,456     $      --       $ 287,678
                                                     =========      =========     =========       =========

Sales to unaffiliated customers                        123,691          6,593            --         130,284
Intersegment sales                                          --             --            --              --
                                                     ---------      ---------     ---------       ---------
Total revenues                                       $ 123,691      $   6,593     $      --       $ 130,284

Operating income                                         4,555             70                         4,625
    Minority interest in earnings of subsidiaries                                                        (5)
    Interest expense, net                                                                             5,341

    Provision for income taxes                                                                         (403)
                                                                                                  ---------

     Net loss                                                                                     $    (318)
                                                                                                  =========

(7)   INTEREST RATE SWAP AGREEMENTS

      Effective January 1,2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, and as further amended by SFAS No. 138. The adoption of SFAS No. 133, as amended, had no significant impact on the Company's consolidated financial statements.

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

      RISK MANAGEMENT POLICIES

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

      Upon adoption of SFAS No. 133, the fair value of interest rate swaps was recorded as a transition adjustment to accumulated other comprehensive income. This resulted in a decrease of $629,000, net of tax, to accumulated other comprehensive income. Changes in the fair value subsequent to January 1, 2001 of interest rate swaps designed as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

      Over the next twelve months, approximately $1.1 million of losses in accumulated other comprehensive loss related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of June 30, 2001, the fair value of the Company's interest swap agreements resulted in a net liability of $1.9 million and has been recorded as other current liabilities.

(8)   LEGAL PROCEEDINGS

      The Company entered into a settlement agreement on April 24, 2001 with Cambridge Technology Partners, Inc. ("Cambridge") to resolve a legal action brought by Cambridge against the Company for work performed solely by Cambridge for the United States Customs Service ("Customs Service"). In 1998, the Customs Service requested that the Company enter into a contract for the sole purpose of allowing the Customs Service to direct all work to Cambridge to develop software as part of a Customs Service information system modernization program. The Company awarded Cambridge a subcontract to perform all of the software development effort required by the contract without any work being performed by the Company. In 1999, the Customs Service rejected the Cambridge developed software. As a result, the Company terminated the Cambridge subcontract. The Customs Service and the Company negotiated a no-cost termination to resolve the matter. In 2000, Cambridge filed a lawsuit seeking payment of the subcontract amount, approximately $3 million, plus pre-judgment interest. Anteon filed a counter-claim for damages. While the Company believed that it had a strong defense and would likely have prevailed at trial, settlement discussions with Cambridge just prior to the trial date in April 2001 resulted in the Company deciding to settle the matter. The Company concluded this decision was in the best interests of the Company in light of the diversion of management time a trial would cause, the additional legal fees that would be incurred and ultimate uncertainties of trial. Under the terms of the settlement agreement, the Company agreed to pay Cambridge $600,000. In exchange, Cambridge agreed to dismiss all claims against the Company. The Company also agreed to dismiss its counter-claims against Cambridge. The settlement was recognized as general and administrative expense during the three months ended March 31, 2001.

(9)   RECENT ACCOUNTING PRONOUNCEMENTS

      On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of
goodwill,   and  requires  periodic  evaluations  of  impairment  of  goodwill balances. SFAS No. 142 is effective January 1, 2002. The Company is currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142.

(10)  PAYMENT OF PARENT COMPANY OBLIGATION

        On June 29, 2001, the Company acquired a $3.2 million, nine percent senior subordinated note payable (the "note") from Ogden Technology Services Corporation ("Ogden"). The principal amount of the note is due from Azimuth Technologies, Inc. (the "Parent Company") in April 2004. The Company has recorded the purchase of the note due from the Parent Company as a reduction to additional paid-in capital in the accompanying unaudited condensed consolidated financial statements.

(11)  SUBSEQUENT EVENTS

   (a)  ACQUISITION OF SIGCOM TRAINING DIVISION

        On July 20, 2001, the Company acquired the assets, contracts and personnel of the training division of Sigcom, Inc. The principal business of Sigcom's training division is in the design, construction, instrumentation, training and maintenance of simulated live-fire training facilities to help acclimate members of the armed forces to combat conditions in urban areas. Total purchase price was $10.4 million, of which $9.4 million was paid in cash to the seller at closing, and $1.0 million of which was placed in an escrow account to cover potential liabilities which may arise from matters existing as of the acquisition date. Additionally, the Company acquired, as part of the transaction, $2.5 million of accounts receivable. The Company also assumed payment for accounts payable and accrued liabilities estimated at $1.1 million.

   (b)  INTERACTIVE MEDIA CORPORATION (IMC) COMMERCIAL SALE

        On July 20, 2001, the Company sold all of its stock in Interactive Media Corporation for $13.5 million in cash. In addition, the Company has an additional $.5 million earnout potential based on IMC's performance from the date of closing through the end of calendar year 2001. IMC specializes in providing training services to customers primarily in the commercial marketplace. Prior to the sale, IMC transferred to Anteon the assets of the government division of Interactive Media, which specializes in training services primarily to the government marketplace. For the commercial division, revenues were approximately $5.2 million and $10.8 million for the three and six months ended June 30, 2001, respectively, as compared to $3.8 million and $8.2 million for the three and six months ended June 30, 2000, respectively. Operating income (losses) were approximately $(100,000) and $261,000 for the three and six months ended June 30, 2001, respectively, as compared to $(133,000) and $269,000 for the three and six months ended June 30, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward-looking statements discuss the Company's backlog, liquidity, and capital resources. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: the integration of Sherikon and other acquisitions into our business, general economic and business conditions, program funding priorities, changes in federal government procurement laws, regulations and policies, budget reductions in defense programs, technological changes, pricing pressures from competitors and/or customers, and our ability to attract and retain qualified personnel and general economic conditions which may affect the level of federal government procurement.

GENERAL

      Anteon International Corporation ("Anteon" or the "Company") is an information technology and e-business solutions company providing support to the federal government, commercial, and international sectors. Founded in 1976 and incorporated in the Commonwealth of Virginia, Anteon is headquartered in Fairfax, Virginia and employs approximately 5,400 full-time employees in the United States, England, Germany, Italy, Canada and Australia.

      Anteon offers customers information technology, e-business, and engineering solutions. Anteon's teams of software engineers bring database tools, application products and technologies, and web-based solutions to address customer needs. Anteon's communication services include the design, custom configuration and implementation of data, voice, and video communication networks. The Company has obtained ISO 9001 registration for its quality systems as well as achieving Software Engineering Institute (SEI) Level 3 certification for its software development processes.

      Anteon specializes in helping client agencies web-enable legacy systems, achieving the promise of extended services and more efficient internal processes. The Company brings its systems integration experience to identification of the e-government business case, re-engineering processes, supplier management, database development, data mining, data security, and often applies its expertise in an enterprise-wide system solution.

      The contracts the Company performs may be categorized into three primary types: time and materials ("time and materials"), cost-plus fixed fee reimbursement ("cost-plus") and firm fixed price ("fixed price"). Revenue recognition for time and materials contracts is recorded at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs. Cost-plus contracts provide less risk than other contract types because the Company is reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative charges, and is paid a fixed fee for work performed. Revenues are recognized under fixed price contracts based on the percentage-of-completion method. The Company may be exposed to cost overruns if the Company encounters variances from estimated costs under fixed price contracts.

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

      Anteon's costs may be categorized as direct costs such as labor and related fringe costs, which are directly attributable to contract performance, and indirect costs such as corporate overhead, which are not directly attributable to contract performance. Under time and materials and cost-plus contracts, the Company charges direct costs and an agreed-upon portion of indirect costs to customers. A key element in the successful bidding and execution of contracts is the control of indirect costs. The Company has developed industry standard management information and resource management systems in order to increase the productivity of the finance and administrative support areas. As a result of these efforts, the Company's indirect costs have grown at rates much lower than overall revenues.

      Each year a significant portion of the Company's revenue is derived from contract backlog and a significant portion of that backlog represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which the Company is the incumbent provider. Proper management of contracts is critical to the overall financial success of Anteon and the Company believes that it manages costs effectively. This allows the Company to be highly competitive on price. The Company believes that its demonstrated performance record and service excellence have enabled it to maintain its position as an incumbent service provider on all major contracts that have been recompeted over the past four years, while increasing total backlog from $428 million in 1996 to $3.2 billion at June 30, 2001, of which $285.3 million was funded as of June 30, 2001. The Company's total backlog represents the aggregate contract revenue remaining to be earned by the Company at a given time over the life of its contracts. When more than one company is awarded a contract for a given work requirement, the Company includes in total backlog only its estimate of the contract revenue it expects to earn over the remaining life of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total contract backlog is not funded.

RESULTS OF OPERATIONS

      In June 2001, the Company made a strategic decision to focus its resources on its core services business. As a result, the Company either sold or closed several small businesses.

      Center for Information Technology Education ("CITE") - The Company established CITE in 1999 to conduct training for adults in the metropolitan Washington D.C. area who were interested in information technology as a second career. CITE offers ORACLE database and JAVA training. While initially profitable, the business has been impacted by the slowdown of the general economy. On June 29, 2001 the business was sold to B&G LLC, an affiliate of PINNACLE Software Solutions, Inc. for $100,000, of which, $50,000 was paid in cash and the remainder is to be paid in equal monthly installments of $8,300 beginning August 1, 2001. In addition, the Company will retain the tuition from courses that were already underway prior to the sale on June 29, 2001. CITE's loss from operations, after closeout, totaled $70,000 and $913,000 in the first and second quarters of 2001 on revenue of $595,000 and $470,000, respectively. During fiscal 2000, CITE produced an operating profit of $414,000 on revenue of $2.5 million.

      CITI-SIUSS LLC - The Company established a joint venture, CITI-SIUSS LLC, (formerly known as Anteon-CITI LLC) with Criminal Investigative Technology, Inc. in 1999 to participate in the law enforcement software development and services market. After two years of investment in software and business development expenses, the joint venture has not generated a sufficient customer base to create a self-supporting business. In June 2001, a decision was made to close operations but to continue to support customers who purchased software prior to June 30, 2001. In the first and second quarters of 2001, the joint venture generated operating losses of $1.4 million and $1.2 million on revenue of $106,000 and $728,000, respectively, after closeout. The joint venture produced an operating loss of $2.5 million on revenue of $880,000 in 2000.

      DisplayCheck - Anteon, through its acquisition of Analysis and Technology, Inc. acquired expertise in electronic testing of Liquid Crystal Displays
("LCD") and other microdisplay products that utilize Liquid Crystal on Silicon ("LCOS") technologies. This newly emergent market was pursued to determine business feasibility. While the Company has been successful in generating a limited amount of revenue from its test equipment products, a decision was made to not make any further investments in this market and to cease operations after a current order is completed in August 2001. Operating losses of $161,000 and $212,000 on revenues of $215,000 and $449,000 were incurred in the first and second quarters of 2001, respectively. DisplayCheck generated an operating loss of $15,000 on revenue of $703,000 in 2000.

      PocketMultimedia - Anteon, through its acquisition of Analysis and Technology, Inc. acquired video compression technology that has potential applications in the handheld Personal Data Assistant ("PDA") market via attachments that can playback or receive video on a wireless PDA. Anteon funded this technology through June 30, 2001. Anteon's Board of Directors determined that to continue the development of the technology, outside funding would be required beyond June 30, 2001. During the first and second quarters of 2001, Anteon incurred $175,000 and $178,000, respectively, in operating losses developing the technology. There will be no further investments made in this technology by Anteon beyond June 2001. In 2000, PocketMultimedia produced an operating loss of $270,000 on revenue of $159,000.

A summary of comparative results for the quarters and six month periods ended June 30, 2001 and June 30, 2000 is as follows:


                        THREE MONTHS ENDED JUNE 30,
                          (amounts in thousands)
---------------------------------------------------------------------------
                                                                PERCENTAGE
                                    2001           2000           CHANGE
                               -------------   ------------   -------------
Revenue                         $ 188,786        $ 130,284          44.9

Operating income                $   6,929        $   4,625          49.8

Income (loss) before
provision (benefit) for
income taxes                    $   1,462        $    (721)        302.8

Net income (loss)               $     434        $    (318)        236.5


                        SIX MONTHS ENDED JUNE 30,
                          (amounts in thousands)
---------------------------------------------------------------------------
                                                               PERCENTAGE
                                   2001           2000           CHANGE
                               -------------   ------------   -------------
Revenue                         $ 351,152        $ 255,984          37.2

Operating income                $  13,035        $  10,298          26.6

Income (loss) before
provision (benefit) for
income taxes                    $   1,611        $    (448)        459.6

Net income (loss)               $     424        $    (187)        326.7


      Revenue increased 44.9% to $188.8 million for the quarter ended June 30, 2001 from $130.3 million for the quarter ended June 30, 2000. For the six month period ended June 30, 2001, revenue increased 37.2% to $351.2 million from $256.0 million for the six month period ended June 30, 2000. The increases in revenue for the quarter and six month period ended June 30, 2001 were attributable to internal growth in several business units and the acquisition of Sherikon, Inc. For the three and six month period ended June 30, 2001, internal growth was 26.5% and 21.1%, respectively, driven by revenue increases in the Company's Applied Technology Group ("ATG"), Information Systems Group ("ISG") and Systems Engineering Group ("SEG"). In addition, Sherikon provided $18.2 million and $35.9 million in revenue, during the second quarter and first six months of fiscal 2001, respectively.

      Gross margin increased 25.6% for the quarter ended June 30, 2001 to $21.6 million from $17.2 million for the quarter ended June 20, 2000. For the six months ended June 30, 2001 gross margin increased 22.2% to $40.8 million from $33.4 million for the six months ended June 30, 2000. The gross margin percentage decreased to 11.4% for the quarter ended June 30, 2001 from 13.2% for the quarter ended June 30, 2000. Gross margin percentage decreased to 11.6% for the six months ended June 30, 2001 from 13.0% for the six months ended June 30, 2000. The decreases for both the quarter and six months ended were due to the increase in amortization of software for CITI-SIUSS and an increase in other direct costs, primarily subcontractors, which generally carry lower margins than direct labor, and consultants.

      Operating income increased 49.8% for the quarter ended June 30, 2001 to $6.9 million from $4.6 million for the quarter ended June 30, 2001. Operating income for the first six months of fiscal 2001 increased 26.6% to $13.0 million from $10.3 million for the first six months of fiscal 2000. Operating income as a percentage of revenue (operating margin) increased to 3.7% compared with 3.5% in the prior year comparable quarter. Operating margin for the first six months of fiscal 2001 decreased to 3.7% from 4.0% in fiscal 2000. Sherikon contributed $1.0 million and $2.4 million in operating income during the second quarter and first six months of 2001, respectively. Operating income for the second quarter and first six months of 2000 includes approximately $1.5 million of a retroactive adjustment of amortization expense for other intangible assets related to the acquisition of A&T. The decreased operating margin for the first six months of fiscal 2001 resulted in part from an $813,000 increase in goodwill and intangible amortization attributed to the purchase of Sherikon in October 2000. In addition, the Company amortized $2.5 million in software developed for CITI-SIUSS LLC (formerly known as Anteon-CITI LLC) during the first six months compared to $371,000 for the first six months of 2000. The decreased operating margin also reflects legal settlement and defense costs of $1.1 million related to a dispute with a former subcontractor (see note 8 to the unaudited condensed consolidated financial statements). After adjusting for the CITI-SIUSS LLC amortization and legal matter, operating income would have been $16.6 million versus $13.0 million and the operating margin would have been 4.7%.

      Cost of revenue increased $54.1 million from the second quarter of 2000 to the second quarter of 2001. For the first six months of fiscal 2001, costs of revenue increased $87.7 million over 2000. The acquisition of Sherikon in October 2000 resulted in increased cost of $16.0 million and $31.5 million for the quarter and six month period ended, respectively. In addition, cost of revenues increased due to the corresponding growth in revenue. The majority of this growth for the quarter and six month period ended was due to a $17.2 million and $31.1 million increase in direct labor and fringe and a $33.2 million and $50.1 million increase in other direct contract costs.

      General and administrative ("G&A") expense increased $2.9 million and $4.7 million from the second quarter and first six months of 2000 respectively, compared to the second quarter and first six months of 2001 primarily due to the purchase of Sherikon. G&A expenses increased due to additional costs incurred in support of the Anteon CITI LLC and DisplayCheck businesses. In addition, and as mentioned above, the Company agreed to a $600,000 settlement and $497,000 in legal fees during the first quarter 2001 for matters relating to a dispute with a former contractor.

      Interest expense, net of interest income, increased 13.5% and 11.8% for the three and six month periods June 30, 2001, respectively, compared with the comparable periods of 2000 due primarily to increased borrowings on the Company's revolving line of credit relating primarily to the purchase of Sherikon.

      Other income increased to $587,000 in the three and six months ended June 30, 2001, and is comprised of $100,000 of gain on the sale of CITE's assets and $487,000 representing the remaining minority interest as of the date of closure for the Anteon-CITI LLC joint venture. The Company anticipates that, upon liquidation of the joint venture, there will be no excess proceeds available to the Company or the minority interest. Accordingly, the remaining minority interest has been written off to other income.

      Earnings before income taxes increased to $1.5 million for the second quarter of fiscal 2001 from a loss of $721,000 in the second quarter of 2000. Earnings before income taxes for the first six months of fiscal 2001 increased to $1.6 million from a loss of $448,000 for the first six months of 2000. The Company's effective tax rate for the second quarter and first six months of fiscal 2001 was 70.3% and 73.7% compared with 55.9% and 58.3% for the second quarter and first six months of fiscal 2000, primarily due to the additional non-deductible amortization of goodwill and intangible assets from the Sherikon acquisition.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 37.8% and 30.7%, respectively from the three and six month periods ending June 30, 2000. EBITDA for the second quarter increased from $8.9 million in 2000 to $12.3 million in 2001. EBITDA increased from $17.5 million for the six months ending on June 30, 2000 to $22.9 million for the comparable period in 2001. The increase in EBITDA was due to several new major contract wins in late 2000 and early 2001, which have started. In addition, Sherikon contributed $1.0 million and $2.5 million respectively for the three and six month periods ending on June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES


      The Company generated $22.8 million in cash from operations for the six month period ended June 30, 2001. By comparison, the Company generated $50,000 in cash for the six month period ended June 30, 2000. This increase in cash flow was attributable to an increase in accounts payable and accrued expenses of $16.1 million, and an increase of $7.8 million in depreciation and amortization. The Company increased revenue on an annualized basis by approximately $162 million from the fourth quarter of 2000 to the second quarter of 2001 without a significant increase in accounts receivable. This was accomplished through a significant reduction in days sales outstanding. Days sales outstanding decreased from 73 days at the end of 2000 to 64 days for the period ended June 30, 2001. Contract receivables totaled $133.3 million at June 30, 2001 and represented 42.7% of total assets at that date. For the first six months of 2001, net cash used by investing activities was $1.1 million, primarily for purchases of property, plant and equipment. Cash used by financing activities was $21.1 million. The primary use of cash in the first six months of 2001 was payments, net of proceeds, under our Revolving Credit Facility, Term Loan, and acquisition of a $3.2 million, nine percent senior subordinated note payable from Ogden Technology Services Corporation (see note (10) to the unaudited condensed consolidated financial statements).

      The total funds available to the Company under its Revolving Credit Facility as of June 30, 2001 were $58.2 million and, in the opinion of management, are sufficient to meet ongoing working capital requirements for at least the next twelve months. Borrowings under the Revolving Credit Facility were $22.6 million as of June 30, 2001.

      On July 20, 2001, the Company sold its ownership of the commercial division of Interactive Media Corporation for $13.5 million cash at closing, with an additional $.5 million earnout potential based on the commercial division's performance during the last half of calendar year 2001. The proceeds from the sale were used to pay down the revolving line of credit. Also, on July 20, 2001, the Company acquired the assets, contracts and personnel of the training division of Sigcom, Incorporated for a total purchase price of $10.4 million, of which $9.4 million was paid in cash to the seller at closing, and $1.0 million was placed in escrow to cover any potential liabilities which may arise from matters existing as of the acquisition date. The Company funded the acquisition by drawing on the revolving line of credit.

      The Credit Agreement was amended during the first quarter 2001 to modify certain financial covenants for the first, second and third quarters of 2001.

      As of June 30, 2001 the Company does not have any major capital commitments greater than $1.0 million.

      The Company believes that inflation has not had a material effect on its business.

RECENT ACCOUNTING PRONOUNCEMENTS

      On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 142 is effective January 1, 2002. The Company is currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANTEON INTERNATIONAL CORPORATION

Date: July 27, 2001
                                  /s/ Joseph Kampf
                                  --------------------------------------
                                  Joseph Kampf - President and Chief
                                                 Executive Officer


Date: July 27, 2001

                                  /s/ Carlton B. Crenshaw
                                  --------------------------------------
                                  Carlton B. Crenshaw - Senior Vice President of
                                                        Finance and
                                                        Administrative and Chief
                                                        Financial Officer

                  PART II. OTHER INFORMATION REQUIRED IN REPORT


ITEM 1.     LEGAL PROCEEDINGS

                  The Company entered into a settlement agreement on April 24, 2001 with Cambridge Technology Partners, Inc. ("Cambridge") to resolve a legal action brought by Cambridge against the Company for work performed solely by Cambridge for the United States Customs Service ("Customs Service"). In 1998, the Customs Service requested that the Company enter into a contract for the sole purpose of allowing the Customs Service to direct all work to Cambridge to develop software as part of a Customs Service information system modernization program. The Company awarded Cambridge a subcontract to perform all of the software development effort required by the contract without any work being performed by the Company. In 1999, the Customs Service rejected the Cambridge developed software. As a result, the Company terminated the Cambridge subcontract. The Customs Service and the Company negotiated a no-cost termination to resolve the matter. In 2000, Cambridge filed a lawsuit seeking payment of the subcontract amount, approximately $3 million, plus pre-judgment interest. Anteon filed a counter-claim for damages. While the Company believed that it had a strong defense and would likely have prevailed at trial, settlement discussions with Cambridge just prior to the trial date in April 2001 resulted in the Company deciding to settle the matter. The Company concluded this decision was in the best interests of the Company in light of the diversion of management time a trial would cause, the additional legal fees that would be incurred and ultimate uncertainties of trial. Under the terms of the settlement agreement, the Company agreed to pay Cambridge $600,000. In exchange, Cambridge agreed to dismiss all claims against the Company. The Company also agreed to dismiss its counter-claims against Cambridge.

ITEM 2.     CHANGES IN SECURITIES

            NONE.

ITEM 3.     DEFAULTS UPON SENIOR SUBORDINATED SECURITIES

            NONE.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE.

ITEM 5.     OTHER INFORMATION

            NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A.   EXHIBITS

                     NONE.

            B.   REPORTS ON FORM 8-K

                     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.