Form 10-Q
period 2001-09-30
ANTEON CORP
filed 2001-11-07
CIK 1090709

    Form 10-Q for ANTEON INTERNATIONAL CORPORATION filed on November 7, 2001

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                  --------------------------------------------
                                       OR

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

                                 Not Applicable
           ------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of the close of business on September 30, 2001, there were 14,284,968 outstanding shares of the registrant's common stock, par value $0.05 per share.


                                    CONTENTS

                                                                             PAGE
PART I.   FINANCIAL INFORMATION

          ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  SEPTEMBER 30, 2001 AND DECEMBER 31, 2000                     1

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                    2

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                    3

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                         4

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                   16




PART II.  OTHER INFORMATION REQUIRED IN REPORT

          ITEM 1. LEGAL PROCEEDINGS                                            22
          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    22
          ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              22
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                             22
          ITEM 5. OTHER INFORMATION                                            22
          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             22

                                     PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (A majority-owned subsidiary of Azimuth Technologies, Inc.)
                            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (AMOUNTS IN THOUSANDS)


                                                          September 30, 2001
                                                             (Unaudited)           December 31, 2000
                                                          -------------------     --------------------
ASSETS
Current assets:
     Cash and cash equivalents                                   $      5,512             $       928
     Accounts receivable, net                                         135,933                 132,369
     Prepaid expenses and other current assets                          7,304                   8,605
     Deferred tax assets, net                                           2,417                   3,621
                                                          --------------------    --------------------
Total current assets                                                  151,166                 145,523

Property and equipment, net                                            13,961                  17,974
Goodwill, net                                                         138,928                 140,482
Other assets, net                                                      13,671                  17,547
                                                          --------------------    --------------------
Total assets                                                     $    317,726             $   321,526
                                                          ====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Term loan, current portion                                  $     12,329             $     8,437
     Subordinated notes payable, current portion                        4,975                   4,558
     Business purchase consideration payable                            1,153                   1,075
     Accounts payable                                                  39,410                  23,232
     Accrued expenses                                                  50,433                  46,682
     Income taxes payable                                                 595                     531
     Deferred revenue                                                   1,141                   6,489
     Other current liabilities, net                                     3,265                     186
                                                          --------------------    --------------------
Total current liabilities                                             113,301                  91,190

Revolving credit facility                                              20,600                  32,000
Term loan facility, less current portion                               39,657                  51,563
Senior subordinated notes payable                                     100,000                 100,000
Subordinated notes payable, less current portion                        2,229                   2,044
Deferred tax liabilities, net                                           6,436                   9,212
Other long term liabilities                                             1,006                     859
                                                          --------------------    --------------------
Total liabilities                                                     283,229                 286,868

Minority interest in subsidiaries                                         124                     601

Stockholders' equity:
     Common stock                                                         714                     713
     Additional paid-in capital                                        40,397                  40,294
     Accumulated other comprehensive income (loss):
        Foreign currency translation                                     (55)                      37
        Interest rate swaps                                           (1,932)                       -
     Treasury stock                                                       (9)                     (9)
     Due from parent                                                 (11,047)                 (8,810)
     Retained earnings                                                  6,305                   1,832
                                                          --------------------    --------------------
Total stockholders' equity                                             34,373                  34,057
                                                          --------------------    --------------------
Total liabilities and stockholders' equity                       $    317,726             $   321,526
                                                          ====================    ====================

See accompanying notes to unaudited condensed consolidated financial statements.

                             ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        (A majority-owned subsidiary of Azimuth Technologies, Inc.)

                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (AMOUNTS IN THOUSANDS)

                                                           Three months ended         Nine months ended
                                                              September 30,             September 30,
                                                         ----------------------    ----------------------
                                                            2001         2000         2001        2000
                                                         ---------    ---------    ---------    ---------
Revenues                                                 $ 183,687    $ 134,088    $ 534,840    $ 390,072
Costs of revenues                                          160,958      117,988      471,295      340,596
                                                         ---------    ---------    ---------    ---------
      Gross profit                                          22,729       16,100       63,545       49,476
Operating expenses:
      General and administrative expenses                   10,895        8,833       34,329       27,523
      Amortization of noncompete agreements                     --          209          349          657
      Goodwill amortization                                  1,354        1,163        4,246        3,367
      Other intangible amortization                            602          429        1,708        2,146
      Cost of acquisitions                                      --           63           --           82
                                                         ---------    ---------    ---------    ---------
          Total operating expenses                          12,851       10,697       40,632       33,775
                                                         ---------    ---------    ---------    ---------
          Operating income                                   9,878        5,403       22,913       15,701
Gains on sales and closure of businesses                     3,320           --        3,907           --
Interest expense, net of interest income of $52, $145,
      $239, and $314, respectively                           5,440        5,557       17,457       16,301
Minority interest in (earnings) losses of subsidiaries         (15)          (3)         (10)          (5)
                                                         ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes              7,743         (157)       9,353         (605)
Provision for income taxes                                   3,694        1,382        4,880        1,121
                                                         ---------    ---------    ---------    ---------

Net income (loss)                                        $   4,049    $  (1,539)   $   4,473    $  (1,726)
                                                         =========    =========    =========    =========



See accompanying notes to unaudited condensed consolidated financial statements.


                                    ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               (A majority-owned subsidiary of Azimuth Technologies, Inc.)

                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (AMOUNTS IN THOUSANDS)
                                                                                 For the nine months ended September 30,
                                                                                ----------------------------------------
                                                                                      2001                    2000
                                                                                ------------------     -----------------
OPERATING ACTIVITIES:
      Net income (loss)                                                         $           4,473      $        (1,726)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities
          Loss on sales of assets                                                              23                    42
         Gains on sales and closure of businesses                                         (3,907)                     -
         Depreciation and amortization                                                      5,937                 4,744
         Noncompete amortization                                                              349                   657
         Amortization of goodwill                                                           4,246                 3,367
         Amortization of other intangible assets                                            1,708                 2,146
         Amortization of deferred financing fees                                              901                   885
         Deferred income taxes                                                                359                  (49)
         Minority interest in earnings (losses) of subsidiaries                                10                     5
      Changes in assets and liabilities                                                    13,443                 3,288
                                                                                ------------------     -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  27,542                13,359
                                                                                ------------------     -----------------
INVESTING ACTIVITIES:
        Purchases of property and equipment                                               (1,527)               (4,598)
        Net proceeds from sales of businesses                                              11,325                     -
        Acquisition of SIGCOM, net of cash acquired                                      (10,994)                     -
        Acquisition of Sherikon, net of cash acquired                                        (21)                     -
        Acquisition of A&T, net of cash acquired                                              --                  (112)
                                                                                ------------------     -----------------
NET CASH USED FOR INVESTING ACTIVITIES                                                    (1,217)               (4,710)
                                                                                ------------------     -----------------
FINANCING ACTIVITIES:
      Principal payments on term loan facility                                            (8,015)                     -
      Principal payments on notes payable                                                   (173)                 (267)
      Principal payments on subordinated notes and other consideration payable                  -              (15,350)
      Payments on business purchase consideration payable                                    (20)                     -
      Proceeds from revolving facility                                                    552,800               351,700
      Principal payments on revolving facility                                          (564,200)             (339,700)
      Advances to parent                                                                  (2,237)               (1,185)
      Proceeds from issuance of common stock                                                  104                    62
                                                                                ------------------     -----------------
NET CASH USED FOR FINANCING ACTIVITIES                                                   (21,741)               (4,740)
                                                                                ------------------     -----------------
CASH AND CASH EQUIVALENTS:
      Net increase in cash and cash equivalents                                             4,584                 3,909
      Balance at beginning of period                                                          928                 1,061
                                                                                ------------------     -----------------

      Balance at end of period                                                  $           5,512      $          4,970
                                                                                ==================     =================

Supplemental disclosure of cash flow information:
      Interest paid                                                             $          11,783      $         13,225
      Income taxes paid, net of refunds                                                      (47)               (2,030)
                                                                                ==================     =================

See accompanying notes to unaudited condensed consolidated financial statements.

                ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
           (A majority-owned subsidiary of Azimuth Technologies, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000



(1)    BASIS OF PRESENTATION

         The information furnished in the accompanying Unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of such information. The operating results for the nine months ended September 30, 2001 may not be indicative of the results of operations for the year ending December 31, 2001 or any future period. This financial information should be read in conjunction with the Company's December 31, 2000 audited consolidated financial statements and footnotes thereto filed on Form 10-K.

(2)    SALES AND CLOSURE OF BUSINESSES

     (a) SALE OF CITE

         On June 29, 2001, the Company sold its Center for Information Technology Education ("CITE") business to a subsidiary of Pinnacle Software Solutions, Inc. for a total purchase price of $100,000, of which $50,000 was paid on the date of closing, with the remainder due in six equal, monthly payments of approximately $8,300 beginning on August 1, 2001. CITE provides evening and weekend training for individuals to attain certification in Oracle developer and Java. Revenues were approximately $121,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively, as compared to $628,000 and $1.9 million for the three and nine months ended September 30, 2000, respectively. Operating income (loss) was approximately $0 and $(1.0) million for the three and nine months ended September 30, 2001, respectively, as compared to $75,000 and $363,000 for the three and nine months ended September 30, 2000, respectively. These amounts have been included in consolidated operating results of the Company for the three and nine month periods ended September 30, 2001 and 2000. As of the date of sale, the carrying value of the net assets of CITE was approximately zero, resulting in a gain on the sale of the business of approximately $100,000. The Company is obligated to complete certain training courses initiated prior to June 29, 2001, and has accrued approximately $43,000 as of September 30, 2001, representing the remaining costs in excess of expected revenues associated with these remaining courses.

     (b) CLOSURE OF CITI-SIUSS LLC

         On June 22, 2001, the Company decided to cease operations of CITI-SIUSS LLC (formerly known as Anteon-CITI LLC) (the "Venture"), a joint venture between the Company and Criminal Investigative Technology, Inc. to develop, sell and support law enforcement software solutions. The Company decided to close the business because the Company concluded that the Venture was not likely to establish a self-supporting business without significant capital contributions. Revenues were approximately $360,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively, as compared to $138,000 and $750,000 for the three and nine months ended September 30, 2000, respectively. Operating loss was approximately $0 and $(2.6) million for the three and nine months ended September 30, 2001, respectively, and $(907,000) and $(1.4) million for the three and nine months ended September 30, 2000, respectively. These amounts have been included in the consolidated operating results of the Company for the three and nine months ended September 30, 2001 and 2000. As of September 30, 2001, the carrying value of the Venture's net assets was approximately zero. The Venture is obligated to provide maintenance and support services on existing contracts through June 30, 2002. The remaining expected cost of fulfilling the Venture's existing maintenance and support contracts exceeds the related expected revenue by approximately $93,000, which has been accrued as a cost of revenue at September 30, 2001. Upon liquidation of the Venture, the Company anticipates that no excess proceeds will be available to the Company or the minority interest party in the Venture. Accordingly, the remaining minority interest of approximately $487,000 was written off in the second quarter ended June 30, 2001.

     (c) SALE OF INTERACTIVE MEDIA CORPORATION

         On July 20, 2001, the Company sold all of the stock in Interactive Media Corporation ("IMC") for $13.5 million in cash, subject to adjustment based on the amount of working capital (as defined in the sale agreement) as of the date of sale, which adjustment is currently being negotiated by the parties. In addition, the Company has a contingent right to receive an additional $500,000 in cash based on IMC's performance from the date of closing through the end of calendar year 2001. Prior to the sale, IMC transferred to Anteon the assets of the government division of IMC, which specializes in training services primarily to the government marketplace. Accordingly, at the date of sale, IMC provided training services to customers primarily in the commercial marketplace. For the commercial division, revenues were approximately $976,000 and $11.7 million for the three and nine months ended September 30, 2001, respectively, as compared to $4.6 million and $12.8 million for the three and nine months ended September 30, 2000, respectively. Operating income (loss) was approximately $(214,000) and $47,000 for the three and nine months ended September 30, 2001, respectively, as compared to $231,000 and $424,000 for the three and nine months ended September 30, 2000, respectively. The total gain on the sale of IMC recognized in the third quarter was approximately $3.3 million, which reflects the Company's best estimate of the ultimate outcome of the working capital negotiation discussed above.

         As a result of the sale of IMC, the Company realized an income tax benefit of approximately $760,000 relating to the differences between the tax and financial statement carrying amounts of the Company's investment in IMC. This difference existed as of the date of the Company's acquisition of A&T, of which IMC was a subsidiary. Accordingly, during the third quarter 2001, the Company recognized the income tax benefit related to this difference as a reduction of goodwill from the acquisition of A&T.

(3)      ACQUISITIONS

     (a) SHERIKON, INC.

         On October 20, 2000, the Company purchased all of the issued and outstanding stock of Sherikon Inc., a technology solutions and services firm based in Chantilly, Virginia, for a total purchase price of approximately $34.8 million, including transaction costs of approximately $861,000. Under the terms of the sale, the total purchase price included, at closing, a cash payment of $20.8 million to the shareholders of Sherikon, Inc., cash payments of approximately $5.2 million to certain executives and employees of Sherikon, Inc. and subordinated notes payable totaling $7.5 million, of which $5.0 million was paid when due on October 16, 2001 and $2.5 million due at the end of the second year after closing. The subordinated notes carry a 0% coupon rate. The present value of the subordinated notes payable, using an assumed borrowing rate of 11.75%, was approximately $6.5 million as of the date of purchase. In addition, the Company agreed to pay, or cause to be paid, certain bonuses totaling approximately $1.75 million to former Sherikon employees' payable in two installments on October 20, 2001 and October 20, 2002. The first installment of $1.1 million was paid out in October 2001. The payment of such bonuses is not contingent on the continued employment of such individuals by Sherikon, and the present value of such amount, on October 20, 2000 assuming an 11.75% discount rate, $1,503,000, has been recognized as additional purchase consideration. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates by management. The identifiable intangible assets were acquired contracts and the workforce in place. These assets were valued, based on an independent appraisal, at $1,310,000 and $760,000, respectively. The acquired contracts and work force both have expected useful lives of 4 years. Based on the preliminary allocation of the purchase price, $20.2 million of goodwill was recognized. During the third quarter of 2001, the Company finalized the allocation of the purchase price, resulting in an increase in accrued liabilities and in the goodwill from the acquisition of $100,000. Goodwill is being amortized on a straight-line basis over twenty years.

     (b) THE TRAINING DIVISION OF SIGCOM, INC.

         On July 20, 2001, the Company acquired the assets, contracts and personnel of the training division of SIGCOM, Inc. ("SIGCOM"). The principal business of SIGCOM's training division is the design, construction, instrumentation, training and maintenance of simulated live-fire training facilities to help acclimate members of the armed forces to combat conditions in urban areas. Operating results of SIGCOM are included in the Company's operating results from July 20, 2001. Total purchase price was $11.0 million, including $272,000 of transaction costs, of which $9.7 million was paid in cash to the seller and $1.0 million of which was placed in escrow to secure the seller's obligation to indemnify the Company for certain potential liabilities which were not assumed by the Company. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates by management. The Company has preliminarily allocated approximately $4.1 million of the purchase price to accounts receivable, approximately $1.5 million to acquired accounts payable and accrued liabilities, and $440,000 of the purchase price to an intangible asset related to contract backlog, which is being amortized over a two-year period. Approximately $8.0 million has been preliminarily allocated to goodwill arising from the acquisition, which in accordance with SFAS No. 141 and 142, is not being amortized.

     (c) SFAS NO. 141 AND SFAS NO. 142

         On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS, which supersede the accounting principles in APB

Opinion No. 16. SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 141 and 142 are effective January 1, 2002, except for acquisitions occurring on or after July 1, 2001, for which the provisions of SFAS No. 141 and 142 are applicable. Accordingly, the Company has continued to amortize goodwill and identifiable intangible assets related to acquisitions occurring before July 1, 2001, but is not amortizing goodwill from the acquisition of the training division of SIGCOM, which closed July 20, 2001, in accordance with SFAS No. 141 and 142. The Company is currently assessing the impacts of adopting SFAS No. 141 and 142 on its acquisitions completed prior to July 1, 2001.

     (d) UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following pro forma financial information gives effect to the acquisition of the training division of SIGCOM in accordance with the provisions of SFAS No. 141 and SFAS No. 142, and gives effect to the Sherikon, Inc. acquisition in accordance with the provisions of APB Opinion No. 16, but does not adjust for the businesses that have either been sold or closed.

       The following unaudited pro forma summary presents consolidated financial information as if the acquisition of Sherikon had occurred as of January 1, 1999 and as if the acquisition of the training division of SIGCOM, Inc. had occurred as of January 1, 2000. The pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands):


                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                              2001                        2001
                                     ------------------------   -------------------------
Total revenues                               $       184,924            $        543,315
Total expenses                                       180,907                     538,526
                                     ------------------------   -------------------------

Net income                                   $         4,017            $          4,789
                                     ========================   =========================


                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                              2000                        2000
                                     ------------------------   -------------------------
Total revenues                               $       156,695            $        451,815
Total expenses                                       156,600                     451,682
                                     ------------------------   -------------------------

Net income                                   $            95            $            133
                                     ========================   =========================

(4)    COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the three months ended September 30, 2001 and 2000 was approximately $3.2 million and $(1.5) million, respectively, and $3.1 million and $(1.7) million for the nine month periods ended September 30, 2001 and 2000, respectively. Comprehensive loss for the three months ended September 30, 2001 includes foreign currency translation losses of $(16,000) and decreases in the fair value of interest rate swaps of $817,000, net of tax. Comprehensive loss for the nine month period ended September 30, 2001 includes foreign currency translation losses of $(92,000) and decreases in the fair value of interest rate swaps of $1.3 million, net of tax. Comprehensive income (loss) for the three and nine month periods ended September 30, 2000 included $(22,000) and $(7,000) respectively, of foreign currency translation losses.

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

                                                                       AS OF SEPTEMBER 30, 2001
                                             -----------------------------------------------------------------------------
                                                                                                             CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED                ANTEON                                                          ANTEON
BALANCE SHEETS                               INTERNATIONAL     GUARANTOR     NON-GUARANTOR    ELIMINATION    INTERNATIONAL
                                              CORPORATION    SUBSIDIARIES    SUBSIDIARIES       ENTRIES       CORPORATION
                                              -----------    ------------    ------------       -------       -----------
           (AMOUNTS IN THOUSANDS)
Cash and cash equivalents                    $       4,863   $         --    $         649    $        --    $       5,512
Accounts receivable, net                           134,134             62            1,737             --          135,933
Other current assets                                 8,896             --              825             --            9,721
Property and equipment, net                         13,833             --              128             --           13,961
Due from (to) parent                                 5,763         (4,513)          (1,250)            --               --
Investment in and advances to subsidiaries          84,071             --               --        (84,071)              --
Goodwill, net                                      138,928             --               --             --          138,928
Other assets, net                                   13,487             --              184             --           13,671
                                             -------------   ------------    -------------    -----------    -------------

Total assets                                 $     403,975   $     (4,451)   $       2,273    $   (84,071)   $     317,726
                                             =============   ============    =============    ===========    =============

Indebtedness                                 $     180,989   $         --    $          --    $        --    $     180,989
Accounts payable                                    38,531             --              879             --           39,410
Accrued expenses and other current
  liabilities                                       55,876         (1,941)             312             --           54,247
Deferred revenue                                       916             --              225             --            1,141
Other long-term liabilities                          7,274             --              168             --            7,442
                                             -------------   ------------    -------------    -----------    -------------

Total liabilities                                  283,586         (1,941)           1,584             --          283,229

Minority interest in subsidiaries                       --             --              124             --              124
Total stockholders' equity                         120,389         2,510)              565        (84,071)          34,373
                                             -------------   ------------    -------------    -----------    -------------

Total liabilities and stockholders' equity   $     403,975   $     (4,451)   $       2,273    $   (84,071)   $     317,726
                                             =============   ============    =============    ===========    =============

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                            ----------------------------------------------------------------------------------------
                                                                                                                     CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS     ANTEON                                                                  ANTEON
  OF OPERATIONS                              INTERNATIONAL       GUARANTOR       NON-GUARANTOR      ELIMINATION      INTERNATIONAL
                                              CORPORATION      SUBSIDIARIES      SUBSIDIARIES         ENTRIES         CORPORATION
                                            ---------------   --------------    ---------------    -------------    ---------------
           (AMOUNTS IN THOUSANDS)
Revenues                                    $       530,929   $        1,194    $         6,963    $      (4,246)   $       534,840
Costs of revenues                                   465,006            4,177              6,358           (4,246)           471,295
                                            ---------------   --------------    ---------------    -------------    ---------------
Gross profit                                         65,923           (2,983)               605               --             63,545
Total operating expenses                             40,148              147                337               --             40,632
                                            ---------------   --------------    ---------------    -------------    ---------------
Operating income (loss)                              25,775           (3,130)               268               --             22,913
Gains on sales and closure of businesses              3,420              487                 --               --              3,907
Interest expense (income), net                       17,465               --                 (8)              --             17,457
Minority interest in (earnings) losses of
  subsidiaries                                           --               32                (42)              --                (10)
                                            ---------------   --------------    ---------------    -------------    ---------------
Income (loss) before provision for income            11,730           (2,611)               234               --              9,353
  taxes
Provision (benefit) for income taxes                  5,825           (1,031)                86               --              4,880
                                            ---------------   --------------    ---------------    -------------    ---------------
Net income (loss)                           $         5,905   $       (1,580)   $           148    $          --    $         4,473
                                            ===============   ==============    ===============    =============    ===============

                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                          -------------------------------------------------------------------------
                                                                                                                      CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF                  ANTEON                                                  ANTEON
CASH FLOWS                                                   INTERNATIONAL       GUARANTOR        NON-GUARANTOR      INTERNATIONAL
                                                              CORPORATION       SUBSIDIARIES      SUBSIDIARIES        CORPORATION
                                                            ---------------    --------------    ---------------    ---------------
                 (AMOUNTS IN THOUSANDS)
Net income (loss)                                           $         5,905    $       (1,580)   $           148    $         4,473
   Adjustments to reconcile change in net income (loss)
   to net cash provided by operations:
   Depreciation and amortization                                      3,401             2,503                 33              5,937
   Loss on sales of assets                                               21               2                   --                 23
   Gains on sales and closure of business                            (3,420)             (487)                --             (3,907)
   Amortization of goodwill                                           4,246                --                 --              4,246
   Amortization of other intangible assets                            1,708                --                 --              1,708
   Noncompete amortization                                              349                --                 --                349
   Amortization of deferred financing fees                              901                --                 --                901
   Deferred income tax expense (benefit)                                359                --                 --                359
   Minority interest in earnings (losses) of subsidiaries                --               (32)                42                 10
   Changes in assets and liabilities                                 13,232                14                197             13,443
                                                            ---------------    --------------    ---------------    ---------------
   Net cash provided by operating activities                         26,702               420                420             27,542
                                                            ---------------    --------------    ---------------    ---------------
Cash flows from investing activities:
   Purchases of property and equipment                               (1,020)             (420)               (87)            (1,527)
   Net proceeds from sales of business                               11,325                --                 --             11,325
   Acquisition of SIGCOM, net of cash acquired                      (10,994)               --                 --            (10,994)
   Acquisition of Sherikon, net of cash acquired                        (21)               --                 --                (21)
                                                            ---------------    --------------    ---------------    ---------------
   Net cash used for investing activities                              (710)             (420)               (87)            (1,217)
                                                            ---------------    --------------    ---------------    ---------------
 Cash flow from financing activities:
   Principal payments on notes payable                                 (173)               --                 --               (173)
   Proceeds from revolving loan facility                            552,800                --                 --            552,800
   Principal payments on revolving credit facility                 (564,200)               --                 --           (564,200)
   Principal payments on term loan facility                          (8,015)               --                 --             (8,015)
   Payments on business purchase consideration payable                  (20)               --                 --                (20)
   Proceeds from issuance of common stock                               104                --                 --                104
   Advances to parent                                                (2,237)               --                 --             (2,237)
                                                            ---------------    --------------    ---------------    ---------------
   Net cash used for financing activities                           (21,741)               --                 --            (21,741)
                                                            ---------------    --------------    ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                  4,250                --                333              4,584
Cash and cash equivalents, beginning of year                            612                --                316                928
                                                            ---------------    --------------    ---------------    ---------------
Cash and cash equivalents, at end of year                   $         4,863    $           --    $           649    $         5,512
                                                            ===============    ==============    ===============    ===============

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                               -------------------------------------------------------------------------------------
                                                                                                                       CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED                   ANTEON           GUARANTOR      NON-GUARANTOR     ELIMINATION         ANTEON
  STATEMENTS OF OPERATIONS                      INTERNATIONAL      SUBSIDIARIES     SUBSIDIARIES       ENTRIES        INTERNATIONAL
                                                 CORPORATION                                                           CORPORATION
                                               ---------------   ---------------  ---------------   -------------    ---------------
           (AMOUNTS IN THOUSANDS)
Revenues                                       $       149,986   $       240,229  $         1,881   $     (2,024)    $       390,072
Costs of revenues                                      133,949           206,899            1,772         (2,024)            340,596
                                               ---------------   ---------------  ---------------   -------------    ---------------
Gross profit                                            16,037            33,330              109               -             49,476
Total operating expenses                                14,235            19,522               18               -             33,775
                                               ---------------   ---------------  ---------------   -------------    ---------------
Operating income                                         1,802            13,808               91               -             15,701
Interest expense (income), net                          16,272                29                -               -             16,301
Minority interest in earnings of
  subsidiaries                                              -                 -               (5)               -                (5)
                                               ---------------   ---------------  ---------------   -------------    ---------------
Income (loss) before provision for income
  taxes                                               (14,470)            13,779               86               -              (605)
Provision (benefit) for income taxes                   (4,416)             5,502               35               -              1,121
                                               ---------------   ---------------  ---------------   -------------    ---------------
Net income (loss)                              $      (10,054)   $         8,277  $            51   $           -    $       (1,726)
                                               ===============   ===============  ===============   ============     ===============

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                             -----------------------------------------------------------------------
                                                                                                                     CONSOLIDATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS                      ANTEON           GUARANTOR       NON-GUARANTOR         ANTEON
OF CASH FLOWS                                                 INTERNATIONAL      SUBSIDIARIES      SUBSIDIARIES      INTERNATIONAL
                                                               CORPORATION                                            CORPORATION
                                                             ---------------    --------------   ---------------   ----------------
                 (AMOUNTS IN THOUSANDS)
Net income (loss)                                            $      (10,054)    $        8,277   $            51   $        (1,726)
                                                             ---------------    --------------   ---------------   ----------------
Adjustments to reconcile change in net income (loss) to
  net cash provided by operations:
  Loss on sales of assets                                                  -                42                 -                 42
  Depreciation and amortization                                        1,173             3,564                 7              4,744
  Amortization of goodwill                                             3,367                 -                 -                657
  Amortization of other intangible assets                              2,146                 -                 -              3,367
  Noncompete amortization                                                657                 -                 -              2,146
  Amortization of deferred financing fees                                885                 -                 -                885
  Deferred income taxes                                                 (44)                68              (73)               (49)
  Minority interest in earnings of subsidiaries                            -                 -                 5                  5
  Changes in assets and liabilities                                   11,107           (7,553)             (266)              3,288
                                                             ---------------    --------------   ---------------   ----------------
  Net cash provided by (used for) operating activities       $         9,237    $        4,398   $         (276)   $         13,359
                                                             ---------------    --------------   ---------------   ----------------
Cash flows from investing activities:
  Purchases of property and equipment                                (1,032)           (3,581)                15            (4,598)
  Acquisition of A&T, net of cash acquired                             (112)                 -                 -              (112)
                                                             ---------------    --------------   ---------------   ----------------
  Net cash used for investing activities                     $       (1,144)    $      (3,581)   $            15 $          (4,710)
                                                             ---------------    --------------   ---------------   ----------------
Cash flow from financing activities:
  Principal payments notes payable                                         -             (267)                 -              (267)
   Principal payment on subordinated notes payable and
     other consideration                                            (15,350)                 -                 -           (15,350)
   Principal payments on revolving facility                        (339,700)                 -                 -          (339,700)
   Proceeds from revolving facility                                  351,700                 -                 -            351,700
   Initial capitalization of joint venture                               335             (335)                 -                  -
   Proceeds from issuance of common stock                                 62                 -                 -                 62
   Advances to parent                                                (1,185)                 -                 -            (1,185)
                                                             ---------------    --------------   ---------------   ----------------
  Net cash used for financing activities                     $       (4,138)    $        (602)   $             -      $     (4,740)
                                                             ---------------    --------------   ---------------   ----------------
Net increase (decrease) in cash and cash equivalents                   3,955               215             (261)              3,909
Cash and cash equivalents beginning of year                             (11)               499               573              1,061
                                                             ---------------    --------------   ---------------   ----------------
Cash and cash equivalents end of year                        $         3,944    $          714   $           312      $       4,970
                                                             ===============    ==============   ===============      =============

(6)    SEGMENT INFORMATION

         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

         Based on its organization, the Company reports two business segments: the Company's government contracting business and the Company's commercial custom training and performance solutions group (collectively, IMC, which was sold by the Company during the third quarter, see note 2). Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates the operations of Anteon with Vector Data Systems, Techmatics, A&T, Sherikon and SIGCOM, prior acquisitions which have been integrated into the Company's government contracting business. The amounts shown below reflect both IMC Commercial, the unit sold July 20, 2001, and IMC Government. The total assets reflect IMC Government only. The Company has integrated the IMC Government unit into government contracting.

         The Company's chief operating decision maker utilizes both revenue and earnings before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses are allocated to the segments. Allocations of overhead costs to segments are based on measures such as cost and employee headcount. General and administrative costs are allocated to segments based on the government-required three-factor formula, which uses measures of revenue, labor and net book value of fixed assets. Interest expense, investment income and income taxes are not allocated to the Company's segments.

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                              (AMOUNTS IN THOUSANDS)
                                                         GOVERNMENT       INTERACTIVE
                                                         CONTRACTING         MEDIA         ELIMINATIONS      CONSOLIDATED
                                                        -------------    -------------    --------------    --------------
  Total assets                                          $     312,755    $       4,971    $            -    $     317,726
                                                        =============    =============    =============     =============

  Sales to unaffiliated customers                             514,428           20,412                 -          534,840
  Intersegment sales                                               36               15              (51)                -
                                                        -------------    -------------    -------------     -------------
  Total revenues                                        $     514,464  $        20,427    $         (51)    $     534,840

  Operating income                                             21,944              969                 -           22,913
    Gains on sales and closure of businesses                                                                        3,907
    Minority interest in earnings of subsidiaries                                                                    (10)
    Interest expense, net                                                                                          17,457

    Provision for income taxes                                                                                      4,880
                                                                                                            --------------

    Net income                                                                                              $       4,473
                                                                                                            ==============



                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                              (AMOUNTS IN THOUSANDS)
                                                          GOVERNMENT      INTERACTIVE
                                                         CONTRACTING         MEDIA         ELIMINATIONS      CONSOLIDATED
                                                        -------------    -------------    --------------    --------------
  Total assets                                          $     276,365    $       7,960    $            -    $      284,325
                                                        =============    =============    =============     ==============

  Sales to unaffiliated customers                             369,340           20,732                 -           390,072
  Intersegment sales                                                4              332             (336)                 -
                                                        -------------    -------------    -------------     --------------
  Total revenues                                        $     369,344  $        21,064    $        (336)    $      390,072

  Operating income                                             14,573            1,128                 -            15,701
      Minority interest in earnings of subsidiaries                                                                    (5)
      Interest expense, net                                                                                         16,301

      Provision (benefit) for income taxes                                                                           1,121
                                                                                                            --------------

      Net loss                                                                                              $      (1,726)
                                                                                                            ==============

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                              (AMOUNTS IN THOUSANDS)
                                                         GOVERNMENT       INTERACTIVE
                                                         CONTRACTING         MEDIA         ELIMINATIONS      CONSOLIDATED
                                                        -------------    -------------    --------------    --------------
  Total assets                                          $     312,755    $       4,971    $            -    $      317,726
                                                        =============    =============    =============     ==============

  Sales to unaffiliated customers                             179,676            4,011                 -           183,687
  Intersegment sales                                                -                -                 -                 -
                                                        -------------    -------------  ---------------     --------------
  Total revenues                                        $     179,676    $       4,011  $              -    $      183,687

  Operating income                                              9,668              210                 -             9,878
       Gains on sales and closure of businesses                                                                      3,320
       Minority interest in earnings of                                                                               (15)
       subsidiaries
       Interest expense, net                                                                                         5,440

      Provision for income taxes                                                                                     3,694
                                                                                                            --------------
      Net income                                                                                            $        4,049
                                                                                                            ==============



                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                              (AMOUNTS IN THOUSANDS)
                                                         GOVERNMENT       INTERACTIVE
                                                         CONTRACTING         MEDIA         ELIMINATIONS      CONSOLIDATED
                                                        -------------    -------------    --------------    --------------

  Total assets                                          $     276,365    $       7,960    $            -    $      284,325
                                                        =============    =============    =============     ==============

  Sales to unaffiliated customers                             127,102            6,987                 -           134,088
  Intersegment sales                                                -              248             (248)                 -
                                                        -------------    -------------    -------------     --------------
  Total revenues                                        $     127,102    $       7,235    $        (248)    $      134,088

  Operating income                                              4,850              553                 -             5,403
      Minority interest in earnings of subsidiaries                                                                    (3)
      Interest expense, net                                                                                          5,557

      Provision for income taxes                                                                                     1,382
                                                                                                            --------------

      Net loss                                                                                              $      (1,539)
                                                                                                            ==============

(7)      INTEREST RATE SWAP AGREEMENTS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, and as further amended by SFAS No. 138. The adoption of SFAS No. 133, as amended, had no significant impact on the Company's consolidated financial statements.

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

         Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge 100% of its longer-term variable interest payments for the Term Note.

         STRATEGIES

         To meet this objective, management enters into various interest rate swap derivative contracts to manage fluctuations in cash flow resulting from fluctuations in interest rates.

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

         Over the next twelve months, approximately $2.0 million of losses in accumulated other comprehensive loss related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of September 30, 2001, the fair value of the Company's interest swap agreements resulted in a net liability of $3.2 million and has been recorded as other current liabilities.

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

Anteon filed a counter-claim for damages. While the Company believed that it had a strong defense and would likely have prevailed at trial, settlement discussions with Cambridge just prior to the trial date in April 2001 resulted in the Company deciding to settle the matter. The Company concluded this decision was in the best interests of the Company in light of the diversion of management time a trial would cause, the additional legal fees that would be incurred and the ultimate uncertainties of trial. Under the terms of the settlement agreement, the Company agreed to pay Cambridge $600,000. In exchange, Cambridge agreed to dismiss all claims against the Company. The Company also agreed to dismiss its counter-claims against Cambridge. The settlement was recognized as general and administrative expense during the three months ended March 31, 2001.

(9)    ACQUISITION AND PAYMENT OF NOTE

           On June 29, 2001, the Company acquired a $3.2 million, nine percent senior subordinated note of Azimuth Technologies payable (the "note") from Ogden Technology Services Corporation. The Company has recorded the purchase of the note due from the Parent Company as a reduction to additional paid-in capital in the accompanying unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward-looking statements discuss the Company's backlog, liquidity, and capital resources. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: the integration of SIGCOM and other acquisitions into our business, general economic and business conditions, program funding priorities, changes in federal government procurement laws, regulations and policies, budget reductions in defense programs, technological changes, pricing pressures from competitors and/or customers, and our ability to attract and retain qualified personnel and general economic conditions which may affect the level of federal government procurement.

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

         Each year a significant portion of the Company's revenue is derived from contract backlog and a significant portion of that backlog represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which the Company is the incumbent provider. Proper management of contracts is critical to the overall financial success of Anteon and the Company believes that it manages costs effectively. This allows the Company to be highly competitive on price. The Company believes that its demonstrated performance record and service excellence have enabled it to maintain its position as an incumbent service provider on all major contracts that have been recompeted over the past four years, while increasing total backlog from $428 million in 1996 to $3.2 billion at September 30, 2001, of which $297.0 million was funded as of September 30, 2001. The Company's total backlog represents the aggregate contract revenue remaining to be earned by the Company at a given time over the life of its contracts. When more than one company is awarded a contract for a given work requirement, the Company includes in total backlog only its estimate of the contract revenue it expects to earn over the remaining life of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total contract backlog is not funded.


RESULTS OF OPERATIONS

         In June 2001, the Company made a strategic decision to focus its resources on its core services business. As a result, the Company either sold or closed several small businesses. In addition on July 20, 2001 the Company also sold Interactive Media Corporation, which provided training solutions to commercial companies.

         Center for Information Technology Education ("CITE") -The Company established CITE in 1999 to conduct training for adults in the metropolitan Washington D.C. area who were interested in information technology as a second career. CITE offers ORACLE database and JAVA training. While initially profitable, the business was impacted by the slowdown of the general economy. On June 29, 2001 the business was sold to B&G LLC, an affiliate of PINNACLE Software Solutions, Inc. for $100,000, of which $50,000 was paid in cash and the remainder is to be paid in equal monthly installments of $8,300 beginning August 1, 2001. In addition, the Company will retain the tuition from courses that were already underway prior to the sale on June 29, 2001. CITE's income from operations, totaled $70,000, $913,000, and $0 in the first, second and third quarters of 2001 on revenue of $595,000, $470,000 and $121,000, respectively. CITE's income from operations, totaled $113,000, $175,000, and $75,000 in the first, second and third quarters of 2000 on revenue of $583,000, $635,000 and $628,000, respectively.

         CITI-SIUSS LLC - The Company established a joint venture, CITI-SIUSS LLC, (formerly known as Anteon-CITI LLC) with Criminal Investigative Technology, Inc. in 1999 to participate in the law enforcement software development and services market. After two years of investment in software and business development expenses, the joint venture has not generated a sufficient customer base to create a self-supporting business. In June 2001, the Company decided to cease operations but to continue to support existing customers. In the first, second and third quarters of 2001, the joint venture generated operating losses of $1.4 million, $1.2 million and $0 on revenue of $106,000, $728,000 and $360,000, respectively. In the first, second and third quarters of 2000, the joint venture generated operating losses of $157,000, $323,000 and $907,000 on revenue of $222,000, $390,000 and $138,000, respectively.

         DisplayCheck - The Company, through its acquisition of Analysis and Technology, Inc., acquired expertise in electronic testing of Liquid Crystal Displays ("LCD") and other microdisplay products that utilize Liquid Crystal on Silicon ("LCOS") technologies. This newly emergent market was pursued to determine business feasibility. While the Company has been successful in generating a limited amount of revenue from its test equipment products, the Company decided not to make any further investments in this market. Operations ceased as of August 2001. Operating losses of $161,000, $212,000 and $0 on revenues of $215,000, $449,000 and $ 0 were incurred in the first, second and third quarters of 2001, respectively. DisplayCheck generated an operating loss of $15,000 on revenue of $703,000 in 2000.

         PocketMultimedia - The Company, through its acquisition of Analysis and Technology, Inc., acquired video compression technology that has potential applications in the handheld Personal Data Assistant ("PDA") market via attachments that can playback or receive video on a wireless PDA. The Company decided to discontinue the development of this technology as of June 30, 2001. During the first and second quarters of 2001, Anteon incurred $175,000 and $178,000, respectively, in operating losses developing the technology on revenues of $1,000 and $17,000 respectively. In 2000, PocketMultimedia produced an operating loss of $270,000 on revenue of $159,000.

           Interactive Media Corporation - On July 20, 2001, the Company sold all of its stock in Interactive Media Corporation for $13.5 million in cash, subject to adjustment based on the amount of working capital as of the day of sale. In addition, the Company has an additional $500,000 earnout potential based on IMC's performance from the date of closing through the end of calendar year 2001. IMC specializes in providing training services to customers primarily in the commercial marketplace. Prior to the sale, IMC transferred to Anteon the assets of the government division of Interactive Media, which specializes in training services primarily to the government marketplace. For the commercial division, revenues were approximately $976,000 and $11.7 million for the three and nine months ended September 30, 2001, respectively, as compared to $4.6 million and $12.8 million for the three and nine months ended September 30, 2000, respectively. Operating income (loss) was approximately $(214,000) and $47,000 for the three and nine months ended September 30, 2001, respectively, as compared to $231,000 and $424,000 for the three and nine months ended September 30, 2000, respectively. The total gain from the sale recorded in the third quarter was $3.3 million.


A summary of comparative results for the quarters and nine month periods ended September 30, 2001 and September 30, 2000 is as follows:

                                      THREE MONTHS ENDED SEPTEMBER 30,
                                           (amounts in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                                              PERCENTAGE
                                                    2001                   2000                 CHANGE
                                              -----------------       ----------------     ------------------

Revenue                                    $           183,687     $          134,088                 37.0 %

Operating income                           $             9,878     $            5,403                  82.8%

Income (loss) before provision
(benefit) for income taxes                 $             7,743     $            (157)                      -

Net income (loss)                          $             4,049     $          (1,539)                      -

                                      NINE MONTHS ENDED SEPTEMBER 30,
                                           (amounts in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                                              PERCENTAGE
                                                    2001                   2000                 CHANGE
                                              -----------------       ----------------     ------------------
Revenue                                    $           534,840     $          390,072                  37.1%

Operating income                           $            22,913     $           15,701                  45.9%

Income (loss) before provision
(benefit) for income taxes                 $             9,353     $            (605)                      -

Net income (loss)                          $             4,473     $          (1,726)                      -


         Revenue increased 37.0% to $183.7 million for the quarter ended September 30, 2001 from $134.1 million for the quarter ended September 30, 2000. For the nine month period ended September 30, 2001, revenue increased 37.1% to $534.8 million from $390.1 million for the nine month period ended September 30, 2000. The increases in revenue for the three and nine month periods ended September 30, 2001 were attributable to internal growth in several business units due to several new major contracts bid and won in late 2000 and early 2001. In addition revenue grew due to the acquisition of Sherikon, Inc. and SIGCOM, offset in part, by the sale of Interactive Media Corporation on July 20, 2001. For the three and nine month periods ended September 30, 2001, internal growth was 26% and 24%, respectively, driven by revenue increases in the Company's Applied Technology Group ("ATG"), Information Systems Group ("ISG"), Systems Integration Group ("SIG") and Systems Engineering Group ("SEG"). In addition, Sherikon provided $17.0 million and $52.9 million in revenue, during the three and nine months period ended September 30, 2001, respectively. SIGCOM provided $3.3 million in revenue subsequent to its acquisition on July 20, 2001. Interactive Media Corporation's revenue was $4.0 million and $20.4 million during the three and nine month period ended September 30, 2001 compared with $7.2 million and $21.1 million for the comparable periods in fiscal 2000.

         Cost of revenue increased $43.0 million from the third quarter of 2000 to the third quarter of 2001. For the first nine months of fiscal 2001, costs of revenue increased $130.7 million over 2000. The acquisition of Sherikon in October 2000 resulted in increased cost of $15.1 million and $46.6 million for the three and nine month periods ended, respectively. In addition, cost of revenues increased due to the corresponding growth in revenue. The majority of this growth for the quarter and nine month period ended was due to a $18.2 million and $49.3 million increase in direct labor and fringe and a $23.1 million and $73.2 million increase in other direct contract costs.

         Gross profits increased 41.2% for the quarter ended September 30, 2001 to $22.7 million from $16.1 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 gross profit increased 28.4% to $63.5 million from $49.5 million for the nine months ended September 30, 2000. The gross profit percentage increased to 12.4% for the quarter ended September 30, 2001 from 12.0% for the quarter ended September 30, 2000. Gross margin percentage decreased to 11.9% for the nine months ended

September 30, 2001 from 12.7% for the nine months ended September 30, 2000. The increase for the quarter ended was due to the decrease in amortization of software for CITI-SIUSS. The decrease in the nine months is also attributed to the write off of CITI-SIUSS net assets and accrued losses, including a $1.3 million loss from the wind-down of South Texas Ship Repair operations, a subsidiary of Anteon acquired with the Sherikon acquisition, on October 20, 2000.

         Operating income increased 82.8% for the quarter ended September 30, 2001 to $9.9 million from $5.4 million for the quarter ended September 30, 2001. Operating income for the first nine months of fiscal 2001 increased 45.9% to $22.9 million from $15.7 million for the first nine months of fiscal 2000. Operating income as a percentage of revenue (operating margin) increased to 5.4% compared with 4.0% in the prior year comparable quarter. Operating margin for the first nine months of fiscal 2001 increased to 4.3% from 4.0% in fiscal 2000. Sherikon contributed $298,000, net of the South Texas Ship Repair $1.3 million loss, and $2.7 million in operating income during the third quarter and first nine months of 2001, respectively. Operating income for the third quarter and first nine months of 2001 increased due to a 10.6% and 9.8% decrease in general and administrative expenses as a percentage of revenue for the third quarter and first nine months, respectively. General and administrative expenses decreased as a percentage of revenue due to cost savings attained from the integration of A&T, Sherikon and SIGCOM indirect cost functions. In addition, operating income for the first nine months of 2000 included approximately $1.5 million of a retroactive adjustment of amortization expense for other intangible assets related to the A&T acquisition. This lowered operating income for the first six months of 2000.

         General and administrative ("G&A") expense increased $2.1 million and $6.8 million from the third quarter and first nine months of 2000, respectively, compared to the third quarter and first nine months of 2001, primarily due to the purchase of Sherikon. G&A expenses also increased due to additional costs incurred in support of the CITI-SIUSS LLC and DisplayCheck businesses. In addition, the Company agreed to a $600,000 settlement and $497,000 in legal fees during the first quarter 2001 for matters relating to a dispute with a former contractor (see note 8 to the Unaudited Condensed Consolidated Financial Statements).

         Interest expense, net of interest income, decreased 2.1% for the third quarter ended September 30, 2001 compared to the third quarter in fiscal 2000. The decrease in interest expense net of interest income for the third quarter was due to the pay-down of a portion of the term note. Interest expense, net of interest income, increased 7.1% for the nine month periods September 30, 2001, compared with the comparable period of 2000 due primarily to increased borrowings on the Company's revolving line of credit relating primarily to the purchase of Sherikon.

         Gains on sales and closure of businesses increased to $3.3 million and $3.9 million in the three and nine months ended September 30, 2001, respectively. Gains on sales and closure of businesses is comprised of $100,000 of gain on the sale of CITE's assets and $487,000 representing the write off of the remaining minority interest as of the date of closure for the CITI-SIUSS, LLC joint venture. The Company anticipates that, upon liquidation of the joint venture, there will be no excess proceeds available to the Company or the minority interest. In addition the Company sold Interactive Media Corporation as discussed above resulting in an estimated gain of $3.3 million, in the third quarter.

         Earnings before income taxes increased to $7.7 million for the third quarter of fiscal 2001 from a loss of $157,000 in the third quarter of 2000. Earnings before income taxes for the first nine months of fiscal 2001 increased to $9.4 million from a loss of $605,000 for the first nine months of 2000. The Company's effective tax rate for the third quarter and first nine months of fiscal 2001 was 47.3% and 52.2% compared with 980.3% and 285.3% for the third quarter and first nine months of fiscal 2000, primarily due to the additional non-deductible amortization of goodwill and intangible assets from the Sherikon acquisition. The effective tax rate for the third quarter and first nine months of fiscal 2001 includes a tax benefit of approximately $750,000 related to the sale of IMC.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $16.1 million and $39.0 million, respectively, from the three and nine month periods ending September 30, 2000. EBITDA for the third quarter increased from $9.1 million in 2000 to $16.1 million in 2001. EBITDA increased from $26.6 million for the nine months ending on September 30, 2000 to $39.0 million for the comparable period in 2001. The increase in EBITDA was due to several new major contract wins in late 2000 and early 2001, which have started. In addition, Sherikon contributed $318,000 and $2.8 million respectively for the three and nine month periods ending on September 30, 2001. SIGCOM contributed an additional $570,000 following its acquisition on July 20, 2001.


LIQUIDITY AND CAPITAL RESOURCES


         The Company generated $27.5 million in cash from operations for the nine month period ended September 30, 2001. By comparison, the Company generated $13.4 in cash for the nine month period ended September 30, 2000. This increase in cash flow was primarily attributable to an increase in accounts payable and accrued expenses of $12.2 million, and $6.2 million increase in net income. The Company increased revenue on an annualized basis by approximately $124 million from the fourth quarter of 2000 to the third quarter of 2001 without a significant increase in accounts receivable. This was accomplished through a significant reduction in days sales outstanding. Days sales outstanding decreased from 73 days at the end of 2000 to 66 days for the period ended September 30, 2001. Contract receivables totaled $135.9 million at September 30, 2001 and represented 42.8% of total assets at that date. For the first nine months of 2001, net cash used by investing activities was $1.2 million, primarily for purchases of property, plant and equipment, since the proceeds from the sale of businesses were offset by cash used to acquire SIGCOM. Cash used by financing activities was $21.7 million. The primary uses of cash in the first nine months of 2001 were payments, net of proceeds, to our Revolving Credit Facility and our Term Loan, and the acquisition of a $3.2 million, nine percent senior subordinated note payable from Ogden Technology Services Corporation (see note (9) to the unaudited condensed consolidated financial statements).

         The total funds available to the Company under its Revolving Credit Facility as of September 30, 2001 were $99.4 million and, in the opinion of management, are sufficient to meet ongoing working capital requirements for at least the next twelve months. Borrowings under the Revolving Credit Facility were $20.6 million as of September 30, 2001. The proceeds from the sale of IMC were used to pay down amounts outstanding under its Revolving Credit Facility. The Company funded its acquisition of SIGCOM (described above) by drawing on the Revolving Credit Facility.

         The Credit Agreement was amended during the first quarter 2001 to modify certain financial covenants for the first, second and third quarters of 2001.

         As of September 30, 2001 the Company does not have any capital commitments greater than $1.0 million.

         The Company believes that inflation has not had a material effect on its business during 2001.

Recent Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 142 is effective January 1, 2002. The Company is currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on its acquisition's completed prior to July 1, 2001.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS No. 143"), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective June 15, 2002. The Company is currently assessing the impacts of adoption of SFAS No. 143.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS No. 144"), ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses accounting considerations related to the impairment or disposal of long-lived assets, including guidance for discontinued operations accounting and classification of businesses to be disposed of. SFAS No. 144 supercedes SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF and Accounting Principles Board Opinion No. 30 ("APB No. 30"), REPORTING RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF A DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 is effective January 1, 2002. The Company is currently - assessing the impacts of adoption of SFAS No. 144.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ANTEON INTERNATIONAL CORPORATION


Date:    November 7, 2001            /s/ Joseph Kampf
                                     -----------------------------------------
                                     Joseph Kampf - President and Chief Executive Officer



Date:    November 7, 2001            /s/ Carlton B. Crenshaw
                                     -----------------------------------------
                                     Carlton B. Crenshaw - Senior Vice President of Finance
                                                           and Administrative and Chief
                                                           Financial Officer

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

         NONE.

ITEM 5.  OTHER INFORMATION

         NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

              NONE

         B.   REPORTS ON FORM 8-K

              FORM 8-K FILED ON AUGUST 3, 2001 (Commission File No. 333-84835) FORM 8-K/A FILED ON OCTOBER 3, 2001 (Commission File No. 333-84835)