Form 10-K405
period 2001-12-31
ANTEON CORP
filed 2002-03-05
CIK 1090709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION FROM       TO

                       COMMISSION FILE NUMBER: 333-84835

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  /X/    No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There were 14,377,788 shares of common stock outstanding as of February 1, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    Such forward-looking statements include, but are not limited to:

    - funded backlog;

    - our expectations regarding the federal government's procurement budgets and reliance on outsourcing of services; and

    - our financial condition and liquidity, as well as future cash flows and earnings.

    Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

    - the integration of acquisitions without disruption to our other business activities;

    - changes in general economic and business conditions;

    - changes in federal government procurement laws, regulations, policies and budgets;

    - the number and type of contracts and task orders awarded to us;

    - technological changes;

    - the ability to attract and retain qualified personnel;

    - industry capacity;

    - competition;

    - our ability to retain our contracts during any rebidding process; and

    - the other factors outlined under "Risk Factors."

    If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

FEDERAL GOVERNMENT CONTRACTING RISKS--OUR BUSINESS COULD BE ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN THE CONTRACTING OR FISCAL POLICIES OF THE U.S. FEDERAL GOVERNMENT.

    We derive substantially all of our revenues from contracts with the U.S. federal government or subcontracts under federal government prime contracts, and we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Accordingly, changes in federal government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our federal government contracting business are:

    - budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

    - changes in federal government programs or requirements;

    - curtailment of the federal government's use of technology services firms;

    - the adoption of new laws or regulations;

    - technological developments;

    - federal governmental shutdowns (such as that which occurred during the government's 1996 fiscal year) and other potential delays in the government appropriations process;

    - delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons;

    - competition and consolidation in the information technology industry; and

    - general economic conditions.

    These or other factors could cause federal governmental agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts, any of which could have a material adverse effect on our financial condition and operating results. Many of our federal government customers are subject to stringent budgetary constraints. We have substantial contracts in place with many federal departments and agencies, and our continued performance under these contracts, or award of additional contracts from these agencies, could be materially adversely affected by spending reductions or budget cutbacks at these agencies.

EARLY TERMINATION OF CONTRACTS--OUR FEDERAL GOVERNMENT CONTRACTS MAY BE TERMINATED BY THE GOVERNMENT AT ANY TIME PRIOR TO THEIR COMPLETION, AND IF WE DO NOT REPLACE THEM, OUR OPERATING RESULTS MAY BE HARMED.

    We derive substantially all of our revenues from U.S. federal government contracts and subcontracts under federal government prime contracts that typically are awarded through competitive processes and span one or more base years and one or more option years. The option periods typically cover more than half of the contract's potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government client to terminate the contract on short notice, with or without cause. A decision not to exercise option periods or to terminate contracts would reduce the profitability of these contracts to us. Our contractual costs and revenues are subject to adjustment as a result of federal government audits. See "--Contracts Subject to Audit."

    Upon contract expiration, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process and there can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. The unexpected termination of one or more of our significant contracts could result in significant revenue shortfalls. The termination or nonrenewal of any of our significant contracts, short-term revenue shortfalls, the imposition of fines or damages or our suspension or debarment from bidding on additional contracts could harm operating results for those periods.

    Most federal government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the federal agency to suspend the contractor's performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction or modification of the awarded contract.

CONTRACTS SUBJECT TO AUDIT--OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A NEGATIVE AUDIT BY THE DEFENSE CONTRACT AUDIT AGENCY. WE COULD BE REQUIRED TO REIMBURSE THE U.S. FEDERAL GOVERNMENT FOR COSTS THAT WE HAVE EXPENDED ON OUR CONTRACTS AND OUR ABILITY TO COMPETE SUCCESSFULLY FOR FUTURE CONTRACTS COULD BE MATERIALLY IMPAIRED.

    The Defense Contract Audit Agency, or the "DCAA," and other government agencies routinely audit and investigate government contracts. These agencies review a contractor's performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Therefore, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. If we were suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our operating results would be materially harmed.

CONTRACT TYPES AND RISKS--OUR ESTIMATES OF THE TIME, RESOURCES AND EXPENSES REQUIRED TO COMPLETE OUR CONTRACTUAL COMMITMENTS MAY NOT BE ACCURATE.

    We enter into three principal types of contracts with the federal government: cost-plus, time and materials and fixed price. As of December 31, 2001, approximately 37% of our federal contracts are cost-plus, 34% are time and materials and 29% are fixed price. Under cost-plus type contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. There is financial risk to us should our costs to perform time and materials contracts exceed the negotiated hourly billing rates. Under fixed price contracts, we are required to perform the contract tasks at a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Fixed price contracts, in comparison to cost-plus contracts, typically offer higher profit opportunities because we bear the risk of cost-overruns and receive the benefit of cost savings. For all contract types, there is risk associated with the assumptions we use to formulate our pricing of the proposed work. In addition, when we serve as a subcontractor under our contracts, we are exposed to the risks of delays in payment from the prime contractor for the services we provide.

RISKS UNDER INDEFINITE DELIVERY/INDEFINITE QUANTITY CONTRACTS, GSA SCHEDULE CONTRACTS AND GWACS--MANY OF OUR U.S. FEDERAL GOVERNMENT CUSTOMERS SPEND THEIR PROCUREMENT BUDGETS THROUGH INDEFINITE DELIVERY/ INDEFINITE QUANTITY CONTRACTS, GSA SCHEDULE CONTRACTS AND GWACS UNDER WHICH WE ARE REQUIRED TO COMPETE FOR POST-AWARD ORDERS.

    Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to increasingly purchase goods and services through Indefinite Delivery/ Indefinite Quantity, or "ID/IQ," contracts, General Services Administration, Federal Supply Schedule contracts, or "GSA Schedule contracts," and other multiple award and/or Government Wide Acquisition Contract, or "GWAC," vehicles. These contract vehicles have resulted in increased competition and pricing pressure requiring that we make sustained post-award efforts to realize revenues under the relevant contract. There can be no assurance that we will continue to increase revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

GOVERNMENT REGULATIONS--WE MAY BE LIABLE FOR PENALTIES UNDER A VARIETY OF PROCUREMENT RULES AND REGULATIONS. CHANGES IN GOVERNMENT REGULATIONS COULD HARM OUR OPERATING RESULTS.

    Our defense and federal civil agency businesses must comply with and are affected by various government regulations. Among the most significant regulations are:

    - the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

    - the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

    - the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts; and

    - laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

    These regulations affect how our customers and we can do business and, in some instances, impose added costs on our businesses. In addition, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts. Any changes in applicable laws and regulations could also harm our operating results. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government.

RISKS RELATING TO REDUCTIONS OR CHANGES IN MILITARY EXPENDITURES--A DECLINE IN THE U.S. DEFENSE BUDGET MAY ADVERSELY AFFECT OUR OPERATIONS.

    Sales under contracts with the U.S. Department of Defense, including under subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 69% of our sales in the twelve months ended
December 31, 2001. The U.S. defense budget declined from time to time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused most defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A general significant decline in military expenditures could harm our operating results.

WE ARE NOT ABLE TO GUARANTEE THAT CONTRACT ORDERS INCLUDED IN OUR ESTIMATED CONTRACT VALUE WILL RESULT IN ACTUAL REVENUES IN ANY PARTICULAR FISCAL PERIOD OR THAT THE ACTUAL REVENUES FROM SUCH CONTRACTS WILL EQUAL OUR ESTIMATED CONTRACT VALUE.

    There can be no assurance that any contracts included in our estimated contract value presented in this prospectus will result in actual revenues in any particular period or that the actual revenues from such contracts will equal our estimated contract value. Further, there can be no assurance that any contract included in our estimated contract value that generates revenue will be profitable. Our estimated contract value consists of funded backlog, which is based upon amounts actually appropriated by a customer for payment of goods and services, and unfunded contract value, which is based upon management's estimate of the future potential of our existing contracts (including contract options) to generate revenues. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, there can be no assurances that all of such estimated contract value will be recognized as revenue.

    In addition, the federal government's ability to select multiple winners under ID/IQ contracts and GWACs, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that certain of our existing contracts will result in actual orders. Further, the federal government enjoys broad rights to unilaterally modify or terminate such contracts, including the right not to exercise options to extend multi-year contracts through the end of their potential terms. Accordingly, most of our existing contracts are subject to modification and termination at the federal government's discretion. In addition, funding for orders from the federal government is subject to approval on an annual basis by Congress pursuant to the appropriations process.

GOVERNMENT INTENT TO REPLACE LEGACY SYSTEMS--OUR BUSINESS WILL BE HARMED IF GOVERNMENT AGENCIES ARE UNWILLING TO REPLACE OR SUPPLEMENT EXPENSIVE LEGACY SYSTEMS.

    Government agencies have spent substantial resources over an extended period of time to develop computer systems and to train their personnel to use them. These agencies may be reluctant to abandon or supplement these legacy systems with Internet and other advanced technology systems because of the cost of developing them or the additional cost of re-training their personnel. Such reluctance would make it more difficult to acquire new contracts which would harm our business prospects.

RELIANCE ON SUBCONTRACTORS--WE REGULARLY EMPLOY SUBCONTRACTORS TO ASSIST US IN SATISFYING OUR CONTRACTUAL OBLIGATIONS. IF THESE SUBCONTRACTORS FAIL TO PERFORM THEIR CONTRACTUAL OBLIGATIONS, OUR PRIME CONTRACT PERFORMANCE AND OUR ABILITY TO OBTAIN FUTURE BUSINESS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

    Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor. In extreme cases, such subcontractor performance deficiencies could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

DEPENDENCE ON KEY PERSONNEL--IF WE LOSE OUR TECHNICAL PERSONNEL OR MEMBERS OF SENIOR MANAGEMENT, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

    Our continued success depends in large part on our ability to recruit and retain the technical personnel necessary to serve our clients effectively. Competition for skilled personnel in the information technology and systems engineering services industry is intense and technology service companies often experience high attrition among their skilled employees. Excessive attrition among our technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our clients' needs and constrain our future growth. In addition, we must often comply with provisions in federal government contracts that require employment of persons with specified levels of education, work experience and security clearances. The loss of any significant number of our existing key technical personnel or the inability to attract and retain key technical employees in the future could have a material adverse effect on our ability to win new business and could harm our operating results.

    In addition, we believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, led by Joseph M. Kampf. None of our senior management team has an employment contract with us. If Mr. Kampf or other members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

SECURITY CLEARANCE--IF WE CANNOT OBTAIN THE NECESSARY SECURITY CLEARANCES, WE MAY NOT BE ABLE TO PERFORM CLASSIFIED WORK FOR THE GOVERNMENT AND OUR REVENUES MAY SUFFER.

    Certain government contracts require us, and some of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm our operating results.

SECURITY ISSUES--SECURITY BREACHES IN SENSITIVE GOVERNMENT SYSTEMS COULD RESULT IN THE LOSS OF CLIENTS AND NEGATIVE PUBLICITY.

    Many of the systems we develop involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients.

CLIENT EXPECTATIONS--WE COULD LOSE REVENUES AND CLIENTS AND EXPOSE OUR COMPANY TO LIABILITY IF WE FAIL TO MEET CLIENT EXPECTATIONS.

    We create, implement and maintain technology solutions that are often critical to our clients' operations. If our technology solutions or other applications have significant defects or errors or fail to meet our clients' expectations, we may:

    - lose future contract opportunities due to receipt of poor past performance evaluations from our customers;

    - have contracts terminated for default and be liable to our customers for reprocurement costs and other damages;

    - receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

    - suffer claims for substantial damages against us, regardless of our responsibility for the failure.

    While many of our contracts limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs and may be a distraction to management.

ACQUISITION STRATEGY--WE INTEND TO PURSUE FUTURE ACQUISITIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS IF WE CANNOT EFFECTIVELY INTEGRATE THESE NEW OPERATIONS.

    We have completed and substantially integrated five strategic acquisitions since 1997. The federal government information technology solutions and systems engineering services industry remains fragmented, and we believe that acquisition and consolidation opportunities will continue to present themselves periodically. We intend to continue to selectively review acquisition candidates with a focus on companies with complementary skills or market focus. Our continued success will depend upon our ability to integrate any businesses we may acquire in the future. The integration of such businesses into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. Such difficulties of integration may involve the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and reconciling different corporate cultures. In addition, in certain acquisitions, federal acquisition regulations may require us to enter into government novation agreements, a potentially time-consuming process. Government agencies may delay in recognizing us as the successor contractor in these situations, thereby possibly preventing our realization of some of the anticipated benefits of such acquisitions. There can be no assurance that acquired entities will operate profitably, that we will realize anticipated synergies or that these acquisitions will cause our operating performance to improve.

    Although management regularly engages in discussions with and submits acquisition proposals to acquisition targets, there can be no assurance that suitable acquisition targets will be available in the future on reasonable terms. In addition, to the extent that we complete any additional acquisitions, no assurance can be given that acquisition financing will be available on reasonable terms or at all, that any new businesses will generate revenues or net income comparable to our existing businesses or that such businesses will be integrated successfully or operated profitably.

POTENTIAL UNDISCLOSED LIABILITIES ASSOCIATED WITH ACQUISITIONS--WE MAY BE SUBJECT TO CERTAIN LIABILITIES ASSUMED IN CONNECTION WITH OUR ACQUISITIONS THAT COULD HARM OUR OPERATING RESULTS.

    We conduct due diligence in connection with each of our acquisitions. In connection with any acquisition made by us, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the federal government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could harm our operating results.

OUR EMPLOYEES MAY ENGAGE IN IMPROPER ACTIVITIES WITH ADVERSE CONSEQUENCES TO OUR
  BUSINESS.

    As with other government contractors, we are faced with the possibility that our employees may engage in misconduct, fraud or other improper activities that may have adverse consequences to our prospects and results of operations. Misconduct by employees could include failures to comply with federal government procurement regulations, violation of federal requirements concerning the protection of classified information, improper labor and cost charging to contracts and misappropriation of government or third party property and information. The occurrence of any such employee activities could result in our suspension or debarment from contracting with the federal government, as well as the imposition of fines and penalties, which would cause material harm to our business.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS--OUR INTERNATIONAL BUSINESS EXPOSES US TO ADDITIONAL RISKS INCLUDING EXCHANGE RATE FLUCTUATIONS, FOREIGN TAX AND LEGAL REGULATIONS AND POLITICAL OR ECONOMIC INSTABILITY THAT COULD HARM OUR OPERATING RESULTS.

    In connection with our international operations, which generated 1.2% of our revenues for the twelve months ended December 31, 2001, we are subject to risks associated with operating in and selling to foreign countries, including:

    - devaluations and fluctuations in currency exchange rates;

    - changes in or interpretations of foreign regulations that may adversely affect our ability to sell all of our products or repatriate profits to the United States;

    - imposition of limitations on conversions of foreign currencies into dollars;

    - imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

    - hyperinflation or political instability in foreign countries;

    - imposition or increase of investment and other restrictions or requirements by foreign governments; and

    - U.S. arms export control regulations and policies which govern our ability to supply foreign affiliates and customers.

    Although our international operations are not currently substantial, to the extent we expand our international operations, these and other risks associated with international operations are likely to increase. Although such risks have not harmed our operating results in the past, no assurance can be given that such risks will not harm our operating results in the future.

RISKS RELATED TO OUR CAPITAL STRUCTURE

SUBSTANTIAL LEVERAGE--OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR FINANCIAL
  HEALTH.

    We have a significant amount of debt outstanding. Below we have identified for you some of the material potential consequences resulting from this significant amount of debt.

    - We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

    - A significant portion of our cash flow from operations must be dedicated to the repayment of indebtedness, thereby reducing the amount of cash we have available for other purposes.

    - Our ability to adjust to changing market conditions may be hampered. We may be more vulnerable in a volatile market.

ADDITIONAL BORROWINGS AVAILABLE--DESPITE CURRENT DEBT LEVELS, WE AND OUR SUBSIDIARIES MAY STILL BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT. THIS COULD FURTHER EXACERBATE THE RISKS DESCRIBED ABOVE.

    We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the indenture governing our 12% senior subordinated notes due 2009, or the "12% Notes," and of our credit facility limit but do not prohibit us or our subsidiaries from doing so. As of December 31, 2001, our credit facility would have permitted additional borrowings of up to $77.4 million. If new debt is added by us or our subsidiaries, the related risks that we and they now face could intensify.

ABILITY TO SERVICE DEBT--TO SERVICE OUR DEBT, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

    You should be aware that our ability to repay or refinance our debt depends on our successful financial and operating performance. We cannot assure you that our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include:

    - the current economic and competitive conditions in the information technology industry;

    - budgetary constraints affecting federal government spending, and changes in fiscal policies or available funding;

    - federal government shutdowns and other potential delays in the government appropriations process;

    - delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons;

    - any operating difficulties, operating costs or pricing pressures we may experience;

    - the passage of legislation or other regulatory developments that affect us adversely; and

    - any delays in implementing any strategic projects we may have.

    We cannot assure you that we will generate sufficient cash flow from operations or that we will be able to obtain sufficient funding to satisfy all of our debt obligations. If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. However, we cannot assure you that any alternative strategies will be feasible at the time or prove adequate. Also, certain alternative strategies would require the consent of our senior secured lenders before we engage in any such strategy.

RESTRICTIVE DEBT COVENANTS--THE TERMS OF OUR CREDIT FACILITY AND THE INDENTURE GOVERNING OUR 12% NOTES IMPOSE SIGNIFICANT RESTRICTIONS ON OUR ABILITY AND THAT OF OUR SUBSIDIARIES TO TAKE CERTAIN ACTIONS, WHICH MAY HAVE AN IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

    The indenture and our credit facility impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

    - incurring or guaranteeing additional debt;

    - paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock or subordinated obligations;

    - making investments;

    - creating liens on our assets;

    - issuing or selling capital stock of our subsidiaries;

    - transforming or selling assets currently held by us;

    - engaging in transactions with affiliates; and

    - engaging in mergers or consolidations.

    The failure to comply with any of these covenants would cause a default under the indenture and our credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. Complying with these covenants may cause us to take actions that are not favorable to investors.

                                     PART I

ITEM 1. BUSINESS

    We are a leading provider of information technology solutions and advanced systems engineering services to government clients as measured by revenue. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations.

    We currently serve over six hundred U.S. federal government clients, as well as state and foreign governments. For the year ended December 31, 2001, we estimate that 89% of our revenue was from contracts where we were the lead, or "prime," contractor on our projects. We provide our services under long-term contracts that typically have average terms of four to five years. Additionally, we have contracts with an estimated contract value of $3.5 billion as of December 31, 2001.

    From January 1, 1996 to December 31, 2001, we increased revenues at a compound annual growth rate of 38%. Over the same period, revenues grew organically at a 15% compound annual rate (calculated without giving effect to acquisitions, but including revenue growth from acquired businesses after the date of acquisition).

THE FEDERAL GOVERNMENT TECHNOLOGY SERVICES MARKET

    The U.S. federal government is the largest single customer for information technology solutions and systems engineering services in the United States. U.S. federal government technology services procurement is large and growing, with total expenditures of more than $100 billion in the federal government's fiscal year 2000. Government agency budgets for technology services are forecast to expand at least 5% annually through government fiscal year 2005, with expenditures for information technology solutions projected to increase 11% annually over the same period. Additionally, technology services spending growth over the next five years is anticipated in the areas emphasized by the U.S. government's evolving military strategy, including homeland defense, ballistic missile defense, information security, logistics management systems modernization, weapon systems design improvements and military personnel training. Defense spending is projected to grow 12% in the government's fiscal year 2002 and 14% in its fiscal year 2003.

GOVERNMENT CONTRACTS AND CONTRACTING

    The federal technology services procurement environment has evolved in recent years due to statutory and regulatory changes resulting from procurement reform initiatives. Federal government agencies traditionally have procured technology solutions and services through agency-specific contracts awarded to a single contractor. However, the number of procurement contracting methods available to federal government customers for services procurements has increased substantially. Today, there are three predominant contracting methods through which government agencies procure technology services: traditional single award contracts, GSA Schedule contracts, and Indefinite Delivery and Indefinite Quantity, or "ID/IQ," contracts.

    Traditional single award contracts specify the scope of services that will be delivered and the contractor that will provide the specified service. These contracts have been the traditional method for procurement by the federal government. When an agency has a requirement, interested contractors are solicited, qualified, and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of bids requires the agency to maintain a large, professional procurement staff and can take a year or more to complete.

    GSA Schedule contracts are listings of services, products and prices of contractors maintained by the GSA for use throughout the federal government. In order for a company to provide services under a GSA Schedule contract, the company must be pre-qualified and selected by the GSA. When an agency uses a GSA Schedule contract to meet its requirement, the agency or the GSA, on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency's services requirements and initiates a competition limited to GSA Schedule qualified contractors. Use of GSA Schedule contracts provides the user agency with reduced procurement time and lower procurement costs.

    ID/IQ contracts are contract forms through which the federal government has created preferred provider relationships. These umbrella contracts outline the basic terms and conditions under which the government may order services. An umbrella contract typically is managed by one agency, the sponsoring agency, and is available for use by any agency of the federal government. The umbrella contracts are competed within the industry and one or more contractors are awarded contracts to be qualified to perform the work. The competitive process for procurement of work to be performed under the contract, called task orders, is limited to the pre-selected contractor(s). If the ID/IQ contract has a single prime contractor, the award of task orders is limited to that single party. If the contract has multiple prime contractors, the award of the task order is competitively determined. Multiple-contractor ID/IQ contracts are commonly referred to as Government Wide Acquisition Contracts, or "GWACs." Due to the lower cost, reduced procurement time, and increased flexibility of GWACs, there has been greater use of GWACs among many agencies for large-scale procurements of technology services.

KEY FACTORS DRIVING GROWTH

    There are several key factors which we believe will continue to drive the growth of the federal technology services market and our business:

    - INCREASED OUTSOURCING. The downsizing of the federal government workforce, declining availability of information technology management skills among government personnel, and a concomitant growth in the backlog of software maintenance tasks at many government agencies are contributing to an increase in technology outsourcing. According to the Office of Management and Budget, spending on outsourced information technology solutions is projected to grow at a rate substantially faster than overall federal government information technology expenditures. In government fiscal year 2000, 78% of the federal government's total information technology solutions spending flowed to contractors. By government fiscal year 2005, this rate of outsourcing is projected to increase to 81% of total information technology spending.

    - GOVERNMENT EFFICIENCY INITIATIVES. Political pressures and budgetary constraints are forcing government agencies to improve their processes and services and to operate in a manner more consistent with commercial enterprises. To meet these challenges, government agencies are investing heavily in information technology to improve effectiveness, enhance productivity and deliver new services.

    - CONTINUED DEPENDENCE ON COMMERCIAL OFF-THE-SHELF HARDWARE AND SOFTWARE. The federal government has increased its use of lower cost, open architecture systems using commercial off-the-shelf, or "COTS," hardware and software, which are rapidly displacing the single purpose, custom systems historically favored by the federal government. The need for COTS products and COTS integration services is expected to increase as the government seeks to ensure the future compatibility of its systems across agencies. In addition, the continued shortening of software upgrade cycles is expected to increase the demand for the integration of new COTS products.

    - INCREASED SPENDING ON NATIONAL DEFENSE. After years of spending declines, national defense spending is projected to grow substantially over the next five years. The Bush Administration increased the government's commitment to strengthen the nation's security, defense and intelligence capabilities in its June 2001 budget amendment, raising the Department of Defense's preliminary fiscal year 2002 budget 11% over fiscal year 2001 to $329 billion. This support for increased defense spending has been further reinforced by Congress following the recent terrorist attacks on the United States, and resulted in approval of 2002 Department of Defense appropriations of $332 billion, an increase of 12% over fiscal year 2001. The Quadrennial Defense Review released on September 30, 2001 outlines key operational goals of the Administration. Meeting these goals will require investments in improved homeland defense, greater information systems security, more effective intelligence operations, and new approaches to warfare simulation training. Additionally, the Administration recently has requested $379 billion in defense appropriations for government fiscal year 2003, a 14% increase over 2002.

    - EMPHASIS ON SYSTEM MODERNIZATION. To balance the costs of new initiatives like homeland defense with the costs of ongoing military operations, the Department of Defense is emphasizing upgrading existing platforms to next generation technologies rather than procuring completely new systems. For example, rather than replace an entire generation of aircraft and ships, the U.S. Navy and the U.S. Air Force have decided to invest in upgrades, using the latest information technology and weapons systems. To accomplish this in an environment of military personnel reductions, the armed services are increasingly dependent on highly skilled contractors that can provide the full spectrum of services needed to support these activities.

    - CONTINUING IMPACT OF PROCUREMENT REFORM. Recent changes in federal procurement regulations have incorporated commercial buying practices, including preferred supplier relationships in the form of GWACs, into the government's procurement process. These changes have produced lower acquisition costs, faster acquisition cycles, more flexible contract terms, and more stable supplier/customer relationships. Federal expenditures through GWACs has grown significantly over the past three years, and the GSA projects growth in its GWAC and Schedule contracts will average 14% annually over the next three years.

OUR CAPABILITIES AND SERVICES

    We are a leading provider of information technology solutions to government clients. We design, integrate, maintain and upgrade state-of-the art information systems for national defense, intelligence, emergency response and other critical government missions. As a total solutions provider, we maintain the comprehensive information technology skills necessary to support the entire lifecycle of our clients' systems, from conceptual development through operational support. We provide requirements definition and analysis, process design or re-engineering, systems engineering and design, networking and communications design, COTS hardware and software evaluation and procurement, custom software and middleware development, system integration and testing, and software maintenance and training services. Depending upon client needs, we may provide total system solutions employing our full set of skills on a single project, or we may provide discreet, or "bundled," services designed to meet the client's specific requirements. For example, we have built and are now upgrading the National Emergency Management Information System, an enterprise wide management information system, for the Federal Emergency Management Agency. This system has been procured in three phases: system definition and design, base system development and deployment, and upgrades to incorporate current web technology.

    We also are a leading provider of advanced systems engineering services to government clients, primarily within the defense community. We provide these defense clients with the systems analysis, integration and program management skills necessary to manage the continuing development of their mission systems, including ships, aircraft, weapons and communications systems. As a solutions provider in this market, we also maintain the comprehensive skills to manage the client's system lifecycle. We provide mission area and threat analyses, research and development management, systems engineering and design, acquisition management, systems integration and testing, operations concept planning, systems maintenance and training. For example, we provide threat analysis, operations concept planning and systems integration and testing for the U.S. Navy's systems, including the radar, missile and command and control systems, employed to protect its fleet from ballistic missile attack. Like information technology solutions, these skills may be procured as a comprehensive mission solution, or they may be procured as discreet or bundled tasks.

OUR SERVICE COMPETENCIES AND CONTRACT EXAMPLES

    The key to our success in both our information technology solutions and systems engineering services businesses is a combination of in-depth customer and mission knowledge, or domain expertise, and comprehensive technical skills. We believe this combination provides long-term, sustainable competitive advantage, performance excellence and customer satisfaction. Accordingly, we have focused our growth strategy on several business areas where the mix of our domain expertise and our end-to-end technical skills provides us with a strong competitive advantage and the opportunity to cross-sell our solutions and services.

    The following paragraphs briefly describe our service competencies in our information technology and systems engineering services businesses, and provide examples of selected programs in which we utilize these competencies.

INFORMATION TECHNOLOGY SOLUTIONS

    INTELLIGENCE SYSTEMS. We have more than eleven years of experience in designing, developing and operating information systems used for intelligence missions. These missions focus on data and imagery collection, as well as information analysis and dissemination of information to the battlefield.

    - LINKED OPERATIONS/INTELLIGENCE CENTERS EUROPE, OR "LOCE". In June 1999, we entered into a three-year, $52 million contract with the Department of Defense to provide U.S., N.A.T.O., and other allied military forces with near-real-time, correlated situation and order of battle information for threat analysis, target recommendations, indications and warnings. LOCE has become one of the most widely used command, control, computers, communication and intelligence, or "C4I," systems within the international intelligence community. We provide systems engineering and technical assistance, software development, configuration management, operational support and user training. This program recently has been expanded to include the deployment of new systems to Central Asia and funding for government fiscal year 2002 has been increased significantly to cover additional system deployments to the Pacific Rim.

    EMERGENCY RESPONSE MANAGEMENT. We have unique experience in developing information technology systems to support emergency response management requirements. Our expertise includes large-scale system design, development, testing, implementation, training and operational support.

    - FEMA NATIONAL EMERGENCY MANAGEMENT INFORMATION SYSTEM, OR "NEMIS". Since 1995, we have supported the development of the NEMIS system for the Federal Emergency Management Agency, or "FEMA," through a series of contracts and task orders. The NEMIS program, which is expected to continue at least through December 2003, will have generated total revenues of approximately $93 million. NEMIS is an enterprise-wide client/server management information system that connects several thousand desktop and mobile terminals/handsets, providing FEMA with a fully mobile, nationwide, rapid response disaster assessment and mitigation system. We designed, developed, integrated, tested and implemented the NEMIS system. We continue to provide enhancements to and are beginning the project to web-enable the system. Additionally, we believe the NEMIS program will experience near-term growth as FEMA responds to the terrorist attacks on September 11th.

    LOGISTICS MODERNIZATION. We provide a wide range of logistics management information technology solutions, including process design and re-engineering, technology demonstrations, proof-of-concept systems development, new systems development and existing systems upgrades.

    - U.S. AIR FORCE CARGO MOVEMENT OPERATIONS SYSTEM, OR "CMOS". We designed and developed this system and have maintained it since 1989. It is used by the Air Force Material Management Office to provide in-transit visibility of cargo from the shipment originator to its final destination. CMOS allows our client to automate the process of cargo movement throughout Air Force bases worldwide. We continue to design and develop enhancements to the system to take advantage of new technology, including web-enablement and electronic data interchange applications.

     As a result of the success of the CMOS program, in March 2000, we entered into the Joint Logistics Warfighting Initiative, or "JLWI," contract. JLWI is a five-year, $24.5 million Department of Defense Joint Services contract focused on developing a proof-of-concept for providing near-real-time visibility of logistics information to the commander on the battlefield. We are providing process re-engineering, system design, and prototype development. We believe the proof-of-concept program already has gained wide-spread support within the armed services and may lead to significant, near-term system implementation opportunities.

    GOVERNMENT ENTERPRISE SOLUTIONS. Our supply chain management, software engineering and integration experience allow us to develop large-scale e-commerce applications tailored for the specific needs of the federal government environment. These applications provide end-users with significantly decreased transaction costs, increased accuracy, reduced cycle times, item price savings, real-time order status and visibility of spending patterns.

    - U.S. POSTAL SERVICE E-BUY SYSTEM. In September 1994, we entered into a 10-year, $65 million contract to develop and implement an electronic commerce application to serve an estimated 80,000 to 100,000 Postal Service employees, who purchase a wide range of products on the U.S. Postal Service intranet site. Pre-negotiated supplier catalogs are hosted on an intranet for security and performance. Web-based purchasing provides catalog management capability, multi-catalog searching, self-service ordering, workflow and approval processing and other status and receiving functions. Achieving the Postal Service's requirement to serve up to 100,000 employees required the development of a very robust transaction processing application. We believe our experience and success on this program positions us strongly for future e-commerce requirements from large government clients.

    TRAINING. We provide a comprehensive set of information technology solutions and services to our clients, including computer-based training, web-based training, distant learning, interactive electronic technical manuals, performance support systems and organizational assessment methods.

    - MILITARY OPERATIONS ON URBAN TERRAIN. We entered into two contracts with the U.S. Army, the first in July 1997, a $60 million five-year contract, and the second in May 2000, a $20 million three-year contract, to design, integrate and operate its Simulation Training and Instrumentation Command's first advanced real life urban battlefield training site. The site allows trainers to continuously observe, control, monitor and record the conduct of training. The system captures every second of a training exercise through the use of nearly 1,000 cameras tied together via a fiber optic backbone and local area network to the control room. The system is also designed to control targetry and has the flexibility to support both simulated fire and live fire exercises. We recently have received orders for three additional sites to be built throughout the U.S. and in Europe.

    HEALTHCARE SERVICES. We deliver information technology solutions in the military healthcare environment for a number of clients. Our support for medical research includes statistical analysis, data mining of complex medical databases and health surveillance. Our solutions for patient care include diagnostics, image processing, and medical records management.

    - U.S. ARMY MEDICAL RESEARCH ACQUISITION ACTIVITY. We provide technical, scientific, and administrative support to the Office of the Surgeon General, the U.S. Army Medical Research and Material Command and the U.S. Army Medical Command and its subordinate activities, laboratories, and medical facilities. This support, which we began to provide in 1998 on a variety of contractual vehicles, generated revenue of approximately
      $14 million in the year ended December 31, 2001. We support the research, development, acquisition, and/or fielding of medical equipment and supplies, drugs, vaccines, diagnostics, and advanced information technology. We assist with policy development and implementation, strategic planning, decision-making, information systems design and development, information management, studies and analyses, logistics planning, medical research, and conference management and facilitation.

SYSTEMS ENGINEERING SERVICES

    PLATFORM AND WEAPONS SYSTEMS ENGINEERING SUPPORT.  We have more than
10 years experience in providing critical systems engineering and technology management services in support of defense platform and weapon systems programs. Our experience encompasses systems engineering and development, mission and threat analysis and acquisition management for the majority of U.S. Navy and U.S. Air Force weapon systems. We provide core systems engineering disciplines in support of most major surface ship and submarine programs, as well as virtually all Air Force weapon systems.

    - SECRETARY OF THE AIR FORCE TECHNICAL AND ANALYTICAL SUPPORT, OR "SAFTAS." In December 2000, we entered into a 15-year, $544 million contract with the U.S. Air Force to provide technical and analytical support to the Assistant Secretary of the Air Force for Acquisition. The contract includes support to Air Force Program Executive Offices such as Joint Strike Fighter, Space, Command & Control, Fighters & Bombers, and Weapons. We provide program analysis, systems analysis, budget, policy and legislative analysis, as well as software services and systems engineering and technical management services for all major Air Force acquisition activities. We believe this program, as well as similar programs for the U.S. Navy, will continue to experience growth as both the Air Force and Navy plan for billions of dollars of system upgrades over the next decade.

    BALLISTIC MISSILE DEFENSE. We have more than a decade of experience in ballistic missile defense programs. We provide long-range planning, threat assessment, systems engineering and integration, acquisition support services and program management services.

    - THEATER-WIDE BALLISTIC MISSILE DEFENSE, OR "TBMD." In January 1999, we entered into a five-year, $62 million contract with the U.S. Navy to provide program management, systems engineering, technical and administrative support to the Theater-Wide Ballistic Missile Defense program and its senior executives. We provide a broad range of support to develop, test, evaluate and produce the Navy's future ballistic missile defense systems.

      Due to our Navy Theater-Wide Missile Defense System experience, we recently were selected to provide similar support to the National Missile Defense program. In June 2001, we entered into a 15-year, $130 million blanket purchase agreement with the Department of Defense's Ballistic Missile Defense Organization to provide concept development, systems analysis and engineering, program management support, and acquisition support. We believe this program also will experience near-term growth as the Department of Defense moves forward to meet the Bush Administration's mandate for a national missile defense system.

OUR GROWTH STRATEGY

    Our objective is to continue to profitably grow our business as a premier provider of comprehensive technology solutions and services to the federal government market. Our strategy to achieve our objective includes the following.

    - CONTINUE TO INCREASE MARKET PENETRATION. In the past 10 years, the federal government's shift towards using significantly larger, more comprehensive contracts, such as GWACs, has favored companies with a broad range of technical capabilities and proven track-records. As a prime contractor on four of the five largest GWACs for information technology services based on overall contract ceiling value, we have benefited from these changes. We will continue to expand our role with current customers on existing programs while also pursuing new opportunities only available through these larger contracts. Since 2000, on a combined basis, assuming all of our acquisitions had occurred on January 1, 2000, our organic annual growth rate has been 20.7%.

    - CAPITALIZE ON INCREASED EMPHASIS ON INFORMATION SECURITY, HOMELAND DEFENSE AND INTELLIGENCE. The Bush Administration's budget includes a 12% increase in projected Department of Defense spending for government fiscal year 2002, reaching $332 billion. We believe that many of the key operational goals of the Administration correlate with our expertise, including developing a national missile defense system, increasing homeland security, protecting information systems from attack, conducting effective intelligence operations and training for new approaches to warfare through simulation.

    - CROSS-SELL OUR FULL RANGE OF SERVICES TO EXISTING CUSTOMERS. We plan to continue expanding the scope of existing customer relationships by marketing and delivering the full range of our capabilities to each customer. Having developed a high level of customer satisfaction and critical domain knowledge as the incumbent on many long-term contracts, we have a unique advantage and opportunity to cross-sell our services and capture additional contract opportunities. For example, the strong performance record and detailed understanding of customer requirements we developed on the U.S. Air Force Cargo Movement Operations System led directly to our being awarded a contract related to the Joint Logistics Warfighting Initiative. We believe the ability to deliver a broad range of technology services and solutions is an essential element of our success.

    - CONTINUE OUR DISCIPLINED ACQUISITION STRATEGY. We employ a disciplined methodology to evaluate and select acquisition candidates. We have completed and successfully integrated five strategic acquisitions since 1997. Our industry remains highly fragmented and we believe the changing government procurement environment will continue to provide additional opportunities for industry consolidation. We will continue to selectively review acquisition candidates with complementary skills or market focus.

ACQUISITIONS

    We employ a highly disciplined methodology to evaluate acquisitions. Since 1997 we have evaluated over 200 targets and have successfully completed and integrated five strategic acquisitions. Each of these acquired businesses has been accretive to earnings, has exceeded our synergy expectations, has added to our technical capabilities and has expanded our customer reach. The acquired businesses and their roles within our service offerings are summarized in the table below.

                                                                                                      REVENUES
                                                                                                      PRIOR TO
                                                                                                   ACQUISITION(1)
YEAR                       TARGET                        BUSINESS DESCRIPTION                      ($ IN MILLIONS)
----                    ------------  -----------------------------------------------------------  ---------------
1997........            Vector Data   Intelligence collection, exploitation, and dissemination
                                      systems....................................................       $35.6
1998........            Techmatics    Surface ship and combat systems and ballistic missile
                                      defense program management.................................        56.7
1999........            Analysis and  Undersea ship and combat systems, acoustical signal
                        Technology    processing, modeling and simulation, information technology
                                      systems and software design................................       170.4
2000........            Sherikon      Military healthcare services systems, networking and
                                      communications systems.....................................        62.7
2001........            SIGCOM
                        Training      Training simulation systems and services...................        12.5

------------------------

(1) Consolidated revenue of target for its most recently completed fiscal year ended prior to the acquisition date.

    In August 1997, we purchased Vector Data Systems, Inc., a supplier of specialized information systems and services for the collection, analysis and distribution of military intelligence data. In May 1998, we acquired
Techmatics, Inc., an established provider of systems engineering and program management services for large-scale military system development, including the Navy's surface ship fleet, on-ship combat systems and missile defense programs. With the acquisition of Analysis & Technology, Inc. in June 1999, we expanded our customer base for systems engineering and program management services to the Navy's undersea systems and added important technical expertise in computer-based training, modeling, simulation and advanced signal processing. In October 2000, we purchased Sherikon, Inc., or "Sherikon," extending the reach of our information technology solutions to the military healthcare delivery system. Our most recent acquisition, the training division of SIGCOM, Inc., or "SIGCOM Training," was completed in July 2001 and increased the range of our information technology-enabled training solutions to include the realistic simulation of urban environments for the planning and preparation of overseas military operations.

EXISTING CONTRACT PROFILES

    We currently have a portfolio of more than 400 active contracts. Our current contract mix is almost equally divided between: cost-plus contracts, time and materials contracts and fixed price contracts. Cost-plus contracts provide for reimbursement of allowable costs and the payment of a fee, which is the contractor's profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of allowable costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance. Under a time and materials contract, the contractor is paid a fixed hourly rate for each direct labor hour expended and is reimbursed for direct costs. To the extent that actual labor hour costs vary significantly from the negotiated rates under a time and materials contract, we can generate more or less than the targeted amount of profit. Under a fixed price contract, the contractor agrees to perform the specified work for a firm fixed price. To the extent that actual costs vary from the price negotiated we can generate more or less than the targeted amount of profit or even incur a loss. In addition, we generally do not pursue fixed price software development work that may create material financial risk. We do, however, execute some fixed price labor hour and fixed price level of effort contracts, which represent similar levels of risk as time and materials contracts. Fixed price percentages in the table below include predominantly fixed price labor hour and fixed price level of effort contracts. Our historical contract mix is summarized in the table below.

                                  CONTRACT MIX

                                                                          FISCAL YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------
CONTRACT TYPE                                             1997           1998           1999           2000           2001
-------------                                           --------       --------       --------       --------       --------
Cost-Reimbursement....................................     23%            34%            37%            41%            37%
Time-and-Materials....................................     61%            47%            38%            31%            34%
Fixed-Price...........................................     16%            19%            25%            28%            29%

    The increase in the mix of contracts towards a higher percentage of fixed price contracts reflects both our acquisitions of Sherikon and SIGCOM Training, which had high percentages of fixed price contracts, as well as our strategy to migrate from lower fee cost-plus contracts to higher fee fixed price labor hour contracts.

    In addition to a wide range of single award contracts with defense, civil, state and local government customers, we also hold a number of multiple award omnibus contracts and GWACs that currently support more than 3,000 separate task orders. The broad distribution of contract work is demonstrated by the fact that no single award contract or task order accounted for more than 3.8% of our total 2001 revenue.

    GOVERNMENT WIDE ACQUISITION CONTRACTS. We are a leading supplier of information technology services under GWACs, and a prime contractor for four of the five largest GWACs for information technology services as measured by overall contract ceiling. These contract vehicles are available to any government customer and provide a faster, more-effective means of procuring contract services. For example, in December 1998, we were awarded ANSWER, a 10 year multiple award contract with the GSA to provide highly technical information technology and systems engineering program support and infrastructure management. We have been awarded over 200 task orders to date, with a revenue run rate as of the fourth quarter of fiscal 2001 of approximately $87 million per year. We are the number one contractor among the 10 ANSWER prime contractors in terms of revenue. The total ceiling for this contract is $25 billion over ten years. Listed below are our five largest GWACs.

                                                             PERIOD OF         CONTRACT
CONTRACT NAME                             OWNING AGENCY     PERFORMANCE      CEILING VALUE       ROLE
-------------                             -------------   ----------------   -------------   -------------
ANSWER..................................  GSA                    1998-2008    $25 billion    Prime
Millenia................................  GSA                    1999-2009    $25 billion    Subcontractor
ITOP II.................................  DOT                    1999-2006    $10 billion    Prime
Millenia Lite...........................  GSA                    2000-2010    $20 billion    Prime
CIO-SP II...............................  NIH                    2000-2010    $20 billion    Prime

    Listed below are our top programs, including single award and multiple award contracts by 2001 revenue. We are a prime contractor on each of these programs.

                          TOP PROGRAMS BY 2001 REVENUE

                                                                               ESTIMATED
                                                                               REMAINING
                                                    PERIOD OF         2001     CONTRACT    CONTRACT
CONTRACT                       CUSTOMER            PERFORMANCE      REVENUE      VALUE       TYPE
--------                ----------------------  -----------------   --------   ---------   --------
                                                                       (IN MILLIONS)
ANSWER................  GSA                       1/1/99-12/31/08    $84.4      $671.1      T&M
SAFTAS................  US Air Force             1/01/01-12/31/16     27.5       516.3      CP
PEO CVX...............  US Navy                 12/23/99-12/31/03     23.8        54.2      FFP
BICES.................  Dept. of Defense         6/01/99- 5/31/02*    18.2        16.6      CP
PEO STRIKE............  US Navy                 12/01/00-11/01/05     16.0        83.0      FFP
Region 10 BPA.........  GSA                      7/01/99-10/10/07     16.6        90.0      T&M
TBMD..................  US Navy                  1/01/99- 9/01/03     13.1        21.0      FFP
ETS Support...........  Naval Surface           12/15/97-12/14/02     11.2        11.7      CP
                        Warfare Center
AIT Support...........  US Navy/Portsmouth       8/11/99- 8/10/04      9.3        27.1      CP

------------------------

*   Follow-on contract currently in process.

SUBCONTRACTORS

    In fulfilling our contract obligations to customers, we may utilize the services of one or more subcontractors. The use of subcontractors to support bidding for and the subsequent performance of awarded contacts is a customary aspect of federal government contracting. Subcontractors may be tasked by us with performing work elements of the contract similar to or different from those performed by us or other subcontractors. We estimate that approximately 22% of the revenue generated under our prime contracts is performed by subcontractors. As discussed further in "Risk Factors," if our subcontractors fail to satisfy their contractual obligations, our prime contract performance could be materially and adversely affected.

ESTIMATED CONTRACT VALUE AND NEW BUSINESS DEVELOPMENT

    On December 31, 2001, our total estimated contract value was $3.5 billion, of which $309.4 million was funded backlog. In determining estimated contract value, we do not include any provision for an increased level of work likely to be awarded under our GWACs. Estimated contract value is calculated as current revenue run rate over the remaining term of the contract. Our estimated contract value consists of funded backlog which is based upon amounts actually appropriated by a customer for payment of goods and services and unfunded contract value which is based upon management's estimate of the future potential of our existing contracts to generate revenues for us. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, there can be no assurance that the unfunded contract value will be realized as contract revenue or earnings. In addition, almost all of the contracts included in estimated contract value are subject to termination at the election of the customer.

                            ESTIMATED CONTRACT VALUE

                                                       FUNDED       UNFUNDED      TOTAL ESTIMATED
YEAR ENDED                                            BACKLOG    CONTRACT VALUE   CONTRACT VALUE
----------                                            --------   --------------   ---------------
                                                                     (IN MILLIONS)
2001...............................................     $309         $3,217           $3,526
2000...............................................      308          2,560            2,868
1999...............................................      195          1,925            2,121
1998...............................................      128            438              566
1997...............................................      100            242              342

    From December 31, 1999 to December 31, 2001, our estimated contract value increased at a 29% cumulative annual growth rate. We believe this growth demonstrates the effectiveness of our two-tiered business development process that management has developed to respond to the strategic and tactical opportunities arising from the evolving government procurement environment. New task order contract vehicles and major high-profile programs are designated strategic opportunities, and their pursuit and execution are managed centrally. A core team comprised of senior management and our strategic business unit heads makes all opportunity selection and resource allocation decisions. Work that can be performed under our many task order contract vehicles is designated a tactical opportunity, which is then managed and performed at the business unit level with support as needed from other company resources. All managers and senior technical personnel are encouraged to source new work, and incentives are weighted to ensure corporate objectives are given primary consideration.

                    BUSINESS DEVELOPMENT METRICS: 1997-2000

YEAR                                                  DOLLARS BID     DOLLARS WON     WIN RATE
----                                                  -----------   ---------------   --------
                                                                    ($ IN MILLIONS)
2000................................................     $3,232          $2,030          63%
1999................................................      2,207           1,484          67%
1998................................................      1,531             969          63%
1997................................................        611             378          62%
                                                         ------          ------          --
Total...............................................     $7,581          $4,861          64%
                                                         ------          ------          --

    Our emphasis on decentralized opportunity identification has led to a dramatic growth in the pipeline of potential new business. On December 31, 2001, approximately $9.8 billion of qualified new business opportunities were in various stages of pursuit by our personnel. This provides a robust base for filling new business revenue in future years. The magnitude of this pipeline has allowed us to be very selective in our bid process, leading to more efficient new business expenditures, higher win rates, and increased contract profitability.

CUSTOMERS

    We provide information technology and systems engineering solutions to a highly diverse group of federal, state, local and international government organizations worldwide. Domestically, we service more than 60 agencies, bureaus and divisions of the U.S. federal government, including nearly all cabinet-level agencies and all branches of the military. In 2001, the federal government accounted for approximately 93% of our total revenues. International and state and local governments provided the remaining 7%. Our largest customer group is the U.S. Navy, which management believes accounted for approximately 41% of revenues during 2001, through 30 different Navy organizations.

    An account receivable from a federal government agency enjoys the overall credit worthiness of the federal government, even though each such agency is a separate agency with its own budget.

Pursuant to the Prompt Payment Act, payments from government agencies must be made within 30 days of final invoice or interest must be paid.

COMPETITION

    The federal information technology and systems engineering services industries are comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with a major presence throughout the federal government. Because of the diverse requirements of federal government clients and the highly competitive nature of large federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members on the basis of their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity.

    We frequently compete against the well-known firms in the industry as a prime contractor. Obtaining a position as either a prime contractor or subcontractor on government-wide contracting vehicles is only the first step to ensuring a secure competitive position. Competition then takes place at the task order level, where knowledge of the client and its procurement requirements and environment are key to winning the business. We have been successful in ensuring our presence on GWACs and GSA Schedule contracts, and in competing for work under those contracts. Through the variety of contractual vehicles at our disposal, as either a prime contractor or subcontractor, we have the ability to market our services to any federal agency. Because of our extensive experience in providing services to a diverse array of federal departments and agencies, we have first-hand knowledge of our clients and their goals, problems and challenges. We believe this knowledge gives us a competitive advantage in competing for tasks and positions us well for future growth.

EMPLOYEES

    As of December 31, 2001, we employed approximately 5,400 employees, 90% of whom were billable and 75% of whom held security clearances. Our workforce is highly educated and experienced in the defense and intelligence sectors. Functional areas of expertise include systems engineering, computer science, business process reengineering, logistics, transportation, materials technologies, avionics, finance and acquisition management. Nearly half of our employees are providing services in such areas as systems engineering, software engineering, network/communications engineering, and program/project management. None of our employees is represented by collective bargaining agreements.

ITEM 2. PROPERTIES

    Our headquarters are located in leased facilities in Fairfax, Virginia. In total, we lease approximately 1.1 million square feet of office, shop and warehouse space in over 80 facilities across the United States, Canada, United Kingdom and Australia. We own an office building in North Stonington, Connecticut, which occupies 63,578 square feet of office space and which is currently being held for sale. We also own office and shop space in Butler, Pennsylvania. We presently sublease to tenants approximately 32,818 square feet of our Butler office space.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in various legal proceedings in the ordinary course of business. We cannot currently predict the ultimate outcome of these matters, but do not believe that they will have a material impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. These results are not necessarily indicative of the results that may be expected for any future period and are not comparable between prior periods as a result of business acquisitions consummated in 1997, 1998, 1999, 2000 and 2001. Results of operations of these acquired businesses are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition.

    You should read the selected financial and operating data presented below in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business" and our financial statements and their related notes appearing elsewhere in this filing.

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1997       1998       1999        2000       2001
                                                              --------   --------   ---------   --------   --------
                                                                                ($ IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues....................................................  $176,292   $249,776   $ 400,850   $542,807   $715,023
Costs of revenues...........................................   159,539    221,588     353,245    474,924    627,342
                                                              --------   --------   ---------   --------   --------
Gross profit................................................    16,753     28,188      47,605     67,883     87,681
General and administrative expenses, excluding
  acquisition-related costs.................................     8,061     15,286      25,610     38,506     51,442
Amortization of non-compete agreements......................     2,286        530         909        866        349
Goodwill amortization.......................................       742      1,814       3,440      4,714      6,704
Other intangibles amortization..............................        --         --          --      2,673      2,321
Costs of acquisitions/acquisition-related severance costs...       584        115       2,316         86         --
                                                              --------   --------   ---------   --------   --------
Operating income............................................     5,080     10,443      15,330     21,038     26,865
Gains on sales and closures of businesses...................        --         --          --         --      4,046
Gains on sales of investments and other, net................        --         --       2,585         --         --
Interest expense, net of interest income....................     2,365      5,597      16,042     22,746     23,106
Minority interest in (earnings) losses of subsidiaries......       (13)       (25)        (40)        24        (24)
                                                              --------   --------   ---------   --------   --------
Income (loss) before provision for (benefit from) income
  taxes and extraordinary loss..............................     2,702      4,821       1,833     (1,684)     7,781
Provision for income taxes..................................     1,063      2,353       1,543      1,225      5,795
                                                              --------   --------   ---------   --------   --------
Income (loss) before extraordinary loss.....................  $  1,639   $  2,468   $     290   $ (2,909)     1,986
Extraordinary loss, net of tax..............................        --         --         463         --         --
                                                              --------   --------   ---------   --------   --------
Net income (loss)...........................................  $  1,639   $  2,468   $    (173)  $ (2,909)     1,986
                                                              ========   ========   =========   ========   ========
OTHER DATA:
EBITDA(a)...................................................  $  9,579   $ 15,870   $  25,977   $ 36,341   $ 47,371
EBITDA margin...............................................       5.4%       6.4%        6.6%       6.7%       6.6%
Cash flow from (used in) operating activities...............  $ 14,094   $ (8,340)  $  11,565   $ 17,877   $ 39,376
Cash flow from (used in) investing activities...............   (18,056)   (35,388)   (111,672)   (28,912)    (1,707)
Cash flow from (used in) financing activities...............     4,500     43,232     101,012     10,902    (37,341)
Capital expenditures........................................       817      2,089       4,761      6,584      2,181
Ratio of earnings to fixed charges..........................       1.8x       1.6x        1.1x       1.0x       1.3x
BALANCE SHEET DATA (AS OF DECEMBER 31):
Current assets..............................................  $ 35,744   $ 73,556   $ 117,600   $145,523   $140,897
Working capital.............................................    11,767     34,161      48,219     54,333     25,878
Total assets................................................    68,572    143,168     285,176    321,526    303,130
Long-term debt, including current portion...................    24,100     79,702     177,240    199,677    168,537
Net debt (b)................................................    23,448     73,573     178,083    199,677    168,537
Stockholders' equity (deficit)..............................    20,816     23,705      45,668     34,057     29,534

------------------------------

(a) "EBITDA" as defined represents income before income taxes plus depreciation, amortization and net interest expense. EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the United States of America). We believe that EBITDA is a useful supplement to net income and other income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the EBITDA measures presented may not be comparable to similarly titled measures of other companies.

    The computations of EBITDA are as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1997       1998       1999       2000       2001
                                                              --------   --------   --------   --------   --------
                                                                                ($ IN THOUSANDS)
Income (loss) before provision for (benefit from) income
  taxes and extraordinary gain (loss).......................   $2,702     $4,821     $1,833    $(1,684)    $7,781
Interest expense............................................    2,365      5,597     16,042     22,746     23,106
Depreciation and amortization...............................    4,512      5,452      8,102     15,279     16,484
                                                               ------     ------     ------    -------     ------
EBITDA......................................................   $9,579     15,870     25,977     36,341     47,371
                                                               ------     ------     ------    -------     ------

(b) Net debt represents total indebtedness less cash and investments in marketable securities.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We provide information technology solutions and advanced systems engineering services to government clients. We design, integrate, maintain and upgrade state-of-the-art information systems for national defense, intelligence, emergency response and other high priority government missions. We also provide many of our government clients with the systems analysis, integration and program management skills necessary to manage their mission systems development and operations.

    We currently serve over six hundred U.S. federal government clients, as well as state and foreign governments. For the year ended December 31, 2001, we estimate that 89% of our revenue was from contracts where we were the lead, or "prime," contractor. We provide our services under long-term contracts that generally have terms of four to five years. We have obtained ISO 9001 registration for our quality management systems at key facilities and have achieved Software Engineering Institute (SEI) Level 3 certification for our software development facility's processes. Our contract base is well diversified among government agencies, and in the twelve months ended December 31, 2001 we performed work on more than 3,000 task orders under more than 400 contracts. No single award contract or task order accounted for more than 3.8% of revenues for the twelve months ended December 31, 2001.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollectible accounts receivable and other contingent liabilities, revenue recognition and goodwill. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    We maintain reserves for uncollectible accounts receivable and other contingent liabilities which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion, issues may arise which would lead to accounts receivable not being fully collected. Should these issues occur more frequently, additional reserves may be required.

    During the twelve months ended December 31, 2001, we estimate that 96% of our revenues were derived from services and 4% from product sales. Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods.

    We recognize revenues under our federal government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable. Our contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

    We recognize revenue under our federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs we incur under federal government contracts are subject to regulation and audit by certain agencies of the federal government. We provide an allowance for estimated contract disallowances based on the amount of probable cost disallowances. Such amounts have not historically been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

    We generally do not pursue fixed price software development work that may create material financial risk. We do, however, perform under fixed price labor hour and fixed price level of effort contracts which represent similar levels of risk as time and materials contracts. Our contract mix was approximately 34% time and materials, 37% cost-plus and 29% fixed price during the twelve months ended December 31, 2001, and can change over time depending on contract awards and acquisitions. Under cost-plus contracts, operating profits are statutorily limited to 15% but typically range from 5% to 7%. Under fixed price and time and materials contracts, margins are not subject to statutory limits. However, the federal government's objective in negotiating such contracts is to seldom allow for operating profits in excess of 15% and, due to competitive pressures, operating profits on such contracts are often less than 10%.

    Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, workman's compensation and other benefits), subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for goodwill and intangibles from acquisitions, management fees paid to Caxton-Iseman
Capital, Inc., an affiliate of our principal stockholders, and certain general and administrative expenses. A key element to our success has been our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. In addition, with the acquisition of new companies we have been able to manage our indirect costs and improve operating margins by integrating the indirect cost structures and realizing opportunities for cost synergies.

    Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and, for acquisitions completed prior to July 1, 2001, is amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the amortization period is dependent on the nature of the operations acquired.

    Goodwill that is identified with acquired long-lived assets and identifiable intangibles is evaluated for impairment under SFAS No. 121. Goodwill that is not identified with long-lived assets and identifiable intangible assets is evaluated for impairment when events occur that suggest that the goodwill may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. We determine if an impairment has occurred based on a comparison of the carrying amount of such goodwill to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the goodwill exceeds its fair value, as determined by an analysis of discounted cash flows using a discount rate considering our cost of capital and the related risks of recoverability.

    In evaluating impairment, we consider, among other things, our ability to sustain our current financial performance on contracts and tasks, our access to and penetration of new markets and customers and the duration of, and estimated amounts from, our contracts. Any uncertainty of future financial performance is dependent on the ability to maintain our customers and the continued funding of our contracts and tasks by the government. Over the past four years, we have been able to win the majority of our contracts that have been recompeted. In addition, we have been able to sustain financial performance through indirect cost savings from our acquisitions which have generally resulted in either maintaining, or improving, margins on our contracts and tasks. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

    The following is a description of certain line items from our statement of operations.

    Costs of revenues includes direct labor and fringe costs for program personnel and direct expenses incurred to complete contracts and task orders. Costs of revenues also includes subcontract work, consultant fees, materials, depreciation and overhead. Overhead consists of indirect costs relating to operational managers, rent/facilities, administration, travel and other expenses.

    General and administrative expenses are primarily for corporate functions such as management, legal, finance and accounting, contracts and administration, human resources, company management information systems and depreciation, and also include other unallowable costs such as marketing, certain legal fees and reserves.

    Amortization expenses relate to the costs associated with goodwill and intangible assets from our acquisitions. These intangible assets represent the value assigned to employee workforce and contract backlog as part of our acquisitions of A&T, Sherikon and SIGCOM Training. Amortization expenses also include costs associated with certain non-compete agreements entered into in connection with acquisitions.

    Interest expense is primarily for our 12% Notes, our term loan and revolving credit facility, and other miscellaneous interest costs.

    Other income is from non-core business items such as gains on the sales and closures of businesses and investments.

    Each year a significant portion of our revenue is derived from existing contracts with our government clients, and a portion of this revenue represents work related to maintenance, upgrade or replacement of systems under contracts or projects for which we are the incumbent provider. Proper management of contracts is critical to our overall financial success and we believe that we manage costs effectively, making us competitive on price. We believe that our demonstrated performance record and service excellence have enabled us to maintain our position as an incumbent service provider on more than 90% of our contracts that have been recompeted over the past four years. We have increased our total estimated contract value from $2.1 billion at December 31, 1999 to $3.5 billion at December 31, 2001, of which $309.4 million was funded backlog as of December 31, 2001. Our total estimated contract value represents the aggregate estimated contract revenue to be earned by us at a given time over the remaining life of our contracts. When more than one company is awarded a contract for a given work requirement, we include in total estimated contract value only our estimate of the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services. Because the federal government operates under annual appropriations, agencies of the federal government typically fund contracts on an incremental basis. Accordingly, the majority of the total estimated contract value is not funded backlog. Our estimated contract value is based on our experience under contracts and we believe our estimates to be reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations. In addition, we are periodically asked to work at-risk on projects. At-risk means that the customer has asked us to work, or to continue working, on a project even though there are no funds appropriated and released for payment. In most cases, the government is in the process of funding the contract or task and makes the request to avoid disruptions to the project. Historically, we have not recorded any significant write-offs because funding was not ultimately made.

ACQUISITIONS, DIVESTITURES AND BUSINESS CLOSURES

    The following table summarizes our acquisitions, divestitures and business closures.

                                                                                  REVENUES FOR THE
                                                                                    MOST RECENTLY
                                                                                COMPLETED FISCAL YEAR
                                                                                        ENDED
NAME                                               STATUS    ACQUISITION DATE   PRIOR TO ACQUISITION
----                                              --------   ----------------   ---------------------
                                                                                   (IN THOUSANDS)
ACQUISITIONS
  Vector Data Systems...........................  Acquired     August 1997            $ 35,600
  Techmatics....................................  Acquired      May 1998                56,700
  Analysis & Technology.........................  Acquired      June 1999              170,400
  Sherikon......................................  Acquired    October 2000              62,700
  SIGCOM Training...............................  Acquired      July 2001               12,500

                                                                               REVENUES FOR THE
                                                              DIVESTITURE/       TWELVE MONTHS
                                                                CLOSURE         ENDED PRIOR TO
NAME                                               STATUS         DATE        DIVESTITURE/CLOSURE
----                                              --------   --------------   -------------------
                                                                                (IN THOUSANDS)
DIVESTITURES/CLOSURES
  CITE..........................................  Sold         June 2001            $ 2,411
  IMC...........................................  Sold         July 2001             21,710
  Display Check.................................  Closed      August 2001             1,170
  STSR..........................................  Closed     December 2001            3,427

ACQUISITIONS

    VECTOR DATA SYSTEMS--On August 29, 1997, we acquired all of the outstanding stock of Vector Data Systems, Inc., or "Vector Data," including Vector Data's eighty percent equity interest in Vector Data Systems (UK) Limited, collectively, "Vector." Vector supplied specialized information systems and services for the collection, analysis and distribution of military intelligence data. The aggregate consideration paid by us was approximately $19.0 million, including transaction costs. The acquisition was accounted for using the purchase method of accounting.

    TECHMATICS--On May 29, 1998, we acquired all of the outstanding stock of Techmatics, Inc., or "Techmatics," an established provider of systems engineering and program management services for large-scale military system development, including the Navy's surface ship fleet, on-ship combat systems and missile defense programs. The aggregate consideration paid by us was approximately $45.9 million, including transaction costs. The acquisition was accounted for using the purchase method of accounting.

    ANALYSIS & TECHNOLOGY--On June 23, 1999, we acquired all of the outstanding stock of Analysis & Technology, Inc., or "A&T," a provider of systems and engineering technologies, technology-based training systems, and information technologies to the U.S. government and commercial customers, for an aggregate consideration, including transaction costs, of approximately $115.6 million. The acquisition was accounted for using the purchase method of accounting.

    SHERIKON--On October 20, 2000, we purchased all of the outstanding stock of Sherikon, a technology solutions and services firm, for an aggregate consideration, including transaction costs, of approximately $34.8 million. The acquisition was accounted for using the purchase method of accounting. We issued $7.5 million principal amount subordinated promissory notes in favor of former shareholders of Sherikon of which $2.5 million remains outstanding.

    SIGCOM TRAINING--On July 20, 2001, we acquired the assets, contracts and personnel of the training systems division of SIGCOM, Inc., for an aggregate consideration of $11.0 million, including transaction costs. The training systems division of SIGCOM, Inc. is a provider of sophisticated simulation systems used by the most advanced military and government organizations around the world, including the U.S. Army, United States Marine Corps, Navy Seals, the FBI, SWAT teams, British Special Forces and NATO troops, to help acclimate members of the armed forces to combat conditions in urban areas. The acquisition was accounted for using the purchase method of accounting.

DIVESTITURES/CLOSURES

    In June 2001, our management made a strategic decision to focus our resources on our core services business. As a result, we have sold, closed or substantially curtailed several small businesses.

    CENTER FOR INFORMATION TECHNOLOGY EDUCATION--We established Center for Information Technology Education, or "CITE," in 1999 to conduct training for adults in the metropolitan Washington D.C. area who were interested in information technology as a second career. CITE offered ORACLE database and JAVA training. While initially profitable, the business was impacted by the slowdown of the general economy. On June 29, 2001 we sold the business for $100,000, of which $50,000 was paid in cash and the remainder was required to be paid in equal monthly installments of approximately $8,300 beginning August 1, 2001. In addition, we retained the tuition from courses that were already underway prior to the sale on June 29, 2001. CITE's losses from operations totaled
$1.0 million for the twelve months ended December 31, 2001 on revenue of $1.2 million. CITE's income from operations totaled $414,000 for the year ended December 31, 2000 on revenues of $2.5 million.

    CITI-SIUSS LLC--We established a joint venture, CITI-SIUSS LLC (formerly known as Anteon-CITI LLC), with Criminal Investigative Technology, Inc. in 1999 to participate in the law enforcement software development and services market. After two years of investment in software and business development expenses, the joint venture had not generated a sufficient customer base to create a self-supporting business. In June 2001, we decided to cease software development operations but to continue to support existing customers. For the twelve months ended December 31, 2001, the joint venture generated operating losses of $2.6 million on revenues of approximately $1.5 million, compared with operating losses of $2.5 million on revenues of $879,000 for the twelve months ended December 31, 2000. However, due to the events of September 11, 2001, we have been approached by several prospective customers about potential opportunities, which could lead to revenue, although none have materialized in the form of possible sales. We do not intend to make any additional investment in developing or enhancing the existing software as a result of these events. Moreover, we are terminating the joint venture.

    POCKETMULTIMEDIA--Through our acquisition of A&T, we acquired video compression technology with potential applications via attachments that can playback or receive video on wireless personal data assistants. We decided to discontinue our development of this technology as of June 30, 2001. During the six months ended June 30, 2001, we incurred $353,000 in operating losses developing the technology on revenues of $18,000. In 2000, PocketMultimedia produced an operating loss of $270,000 on revenue of $159,000. Recent business opportunities have emerged from the U.S. government to utilize the video compression algorithm and the Company may pursue additional investments in this technology if such opportunities materialize.

    INTERACTIVE MEDIA CORP.--On July 20, 2001, we sold all of our stock in Interactive Media Corp., or "IMC," for $13.5 million in cash, subject to adjustment based on the amount of working capital as of the day of sale. IMC specializes in providing training services to customers primarily in the commercial marketplace. Prior to the sale, IMC transferred to us the assets of the government division of IMC, which specializes in training services primarily to the government marketplace. For the commercial division, revenues were approximately $11.7 million for the twelve months ended December 31, 2001, as compared to $18.1 million for the twelve months ended December 31, 2000. Operating loss was approximately $41,000 for the twelve months ended
December 31, 2001, as compared to operating income of $686,000 for the twelve months ended December 31, 2000. The total gain from the sale recorded in the third quarter was approximately $3.5 million.

    DISPLAYCHECK--Through our acquisition of A&T in June 1999, we acquired expertise in electronic testing of liquid crystal displays and other microdisplay products that utilize liquid crystal on silicon technologies. This newly emergent market was pursued to determine business feasibility. While we were successful in generating a limited amount of revenue from our test equipment products, we decided not to make any further investments in this market. Operations ceased in August 2001. Operating losses of $407,000 on revenues of $664,000 were incurred in the twelve months ended December 31, 2001. DisplayCheck generated an operating loss of $15,000 on revenue of $703,000 in 2000.

    SOUTH TEXAS SHIP REPAIR--Through our acquisition of Sherikon in
October 2000, we acquired South Texas Ship Repair, or "STSR." STSR specialized in performing ship repair projects for government, commercial and private customers. The market conditions for this type of work deteriorated significantly in late 2000 and early 2001. Management decided to cease the operations of STSR in December 2001. During the twelve months ended
December 31, 2001, we incurred operating losses of $2.1 million on revenues of $3.3 million. We also wrote off approximately $1.0 million in goodwill, which was part of the original goodwill from the Sherikon acquisition.

RESULTS OF OPERATIONS

    Our historical consolidated financial statements do not reflect the full-year impact of the operating results of a number of our acquisitions, divestitures and closures, since their operating results are only included or excluded from our results from the date of acquisition, divestiture or closure, as applicable. In addition, our operating results from period to period may not be comparable with future results because of the incurrence of a number of expenses as discussed below and the impact of the allocation and amortization principles of SFAS 141 and SFAS 142 (discussed below).

    The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the period shown:

                                                2001                     2000                     1999
                                         -------------------      -------------------      -------------------
                                                                   ($ IN THOUSANDS)
Revenues...............................  $715,023    100.0%       $542,807    100.0%       $400,850    100.0%

  Cost of Revenues.....................   627,342     87.7         474,924     87.5         353,245     88.1

Gross Profit...........................    87,681     12.3          67,883     12.5          47,605     11.9

Costs and expenses:

  General and administrative...........    51,442      7.2          38,506      7.1          25,610      6.4

  Amortization(1)......................     9,374      1.3           8,253      1.5           4,349      1.1

  Costs of acquisitions/acquisition
    related severance costs............        --      0.0              86      0.0           2,316      0.6

Total Operating Expenses...............    60,816      8.5          46,845      8.6          32,275      8.1

Income from operations.................    26,865      3.8          21,038      3.9          15,330      3.8

Interest expense, net..................    23,106      3.2          22,746      4.2          16,042      4.0

Other (income) expense, net............    (4,046)    (0.6)             --      0.0          (2,585)    (0.6)

Income before taxes and minority
  interest.............................     7,805      1.1          (1,660)    (0.3)          1,873      0.5

Provision (benefit) for income taxes...     5,795      0.8           1,225      0.2           1,543      0.3

Minority interest in (earnings) losses
  of subsidiaries......................       (24)     0.0              24      0.0             (40)     0.0

Income (loss) before extraordinary
  items................................     1,986      0.3          (2,909)    (0.5)            290      0.0

Extraordinary gain (loss) on early
  extinguishment of debt, net of tax...        --      0.0              --      0.0            (463)    (0.1)

Net income (loss)......................  $  1,986      0.3%       $ (2,909)    (0.5)%      $   (173)    (0.0)%

------------------------

(1) Includes amortization of non-compete agreements, goodwill amortization and intangibles.

2001 COMPARED WITH 2000

REVENUES

    For the twelve month period ended December 31, 2001, revenues increased to $715.0 million, or 31.7%, from $542.8 million for the twelve month period ended December 31, 2000. The increase in revenues was attributable to internal growth, a full year of revenue from Sherikon, which was acquired in October 2000, and the acquisition of SIGCOM Training. These increases were offset in part by the sale of the commercial business of IMC on July 20, 2001. For the twelve month period ended December 31, 2001, internal growth was 21% or $110.9 million. This growth was driven in part by the expansion of work on several large contracts with the U.S. Army, Federal Emergency Management Agency, Office of the Secretary of Defense, GSA and U.S. Postal Service. In addition, we won several new contracts including contracts with the Secretary of the Air Force, the U.S. Army Battle Simulation Center and the U.S. Navy. Sherikon provided $68.7 million in revenue during the twelve month period ended December 31, 2001, which was an increase of $53.5 million from the twelve month period ended December 31, 2000, during which Sherikon was only included for the period subsequent to its acquisition. SIGCOM Training, which was acquired in July 2001, provided an additional $7.9 million in revenue subsequent to its acquisition. IMC's revenues for the commercial division were $11.7 million during the twelve month period ended December 31, 2001, compared with $18.1 million during the twelve month period ended December 31, 2000. IMC was sold in July 2001.

COSTS OF REVENUES

    For the twelve month period ended December 31, 2001, costs of revenues increased by $152.4 million, or 32.1%, to $627.3 million from $474.9 million for the twelve month period ended December 31, 2000. Costs of revenues as a percentage of revenues grew from 87.5% to 87.7%. The costs of revenues growth was due primarily to the corresponding growth in revenues resulting from internal growth, the inclusion of a full year of Sherikon's revenues, and the acquisition of SIGCOM Training. The majority of this growth was due to a $61.4 million increase in direct labor and fringe and an $84.1 million increase in other direct contract costs. Our gross margin declined from 12.5% to 12.3% primarily due to an increase in the portion of our revenues generated through subcontractors, which generally result in a lower margin.

GENERAL AND ADMINISTRATIVE EXPENSES

    For the twelve month period ended December 31, 2001, general and administrative expenses increased $12.9 million, or 33.3%, to $51.4 million from $38.6 million for the twelve month period ended December 31, 2000. General and administrative expenses as a percentage of revenues increased to 7.2% from 7.1%. The increase in expenses was due to additional costs related to our growth, and included $3.9 million in general and administrative costs reflecting a full year of operations from Sherikon, which was acquired on October 20, 2000. This increase was offset by cost savings from the integration of A&T, Sherikon and SIGCOM Training. Expenses in 2001 included a $3.6 million fee payable to Caxton-Iseman Capital, Inc. in connection with the termination of our management fee agreement as of December 31, 2001; a $1.0 million management fee paid to Caxton-Iseman Capital, Inc. for 2001; a $750,000 write-down of the carrying value of our North Stonington, Connecticut facility; a $600,000 settlement and $497,000 in legal fees incurred during the first quarter of 2001 for matters relating to a dispute with a former subcontractor (see Note 13(c) to our historical consolidated financial statements); and a $181,000 severance charge relating to the termination of a former A&T executive. Excluding the aggregate $6.6 million expenses mentioned above, our general and administrative expenses for the twelve months ended December 31, 2001 would have represented 6.3% of our revenues for the same period. General and administrative expenses for the twelve months ended December 31, 2001 also included costs related to several businesses which were either sold or closed during the year, including IMC, CITE, DisplayCheck and STSR.

AMORTIZATION

    For the twelve month period ended December 31, 2001, amortization expenses increased $1.1 million or 13.6%, to $9.4 million from $8.3 million for the prior period. Amortization as a percentage of revenues decreased to 1.3% from 1.5%. The increase in amortization expenses was primarily attributable to a $1.2 million increase in amortization expense due to the inclusion of a full year of Sherikon goodwill and intangibles amortization, as well as $100,000 for six months of SIGCOM Training intangible amortization expense. In addition, we wrote off $1.0 million in goodwill relating to the shutdown of STSR in 2001. These amounts were offset by a $500,000 decrease in non-compete amortization and a $859,000 increase due to a large one-time adjustment resulting from the reclassification of a portion of A&T's goodwill to intangibles, which occurred in 2000. With the implementation of SFAS 141 and SFAS 142 on January 1, 2002, we anticipate that our goodwill amortization expense will decrease by approximately $6.2 million in 2002.

OPERATING INCOME

    For the twelve month period ended December 31, 2001, operating income increased $5.8 million, or 27.7%, to $26.9 million from $21.0 million. Operating income as a percentage of revenue decreased to 3.8% for the twelve months ended December 31, 2001 from 3.9% for the same period in fiscal 2000. Absent
$6.6 million of expenses detailed in general and administrative expenses, $1.0 million for the write-off of goodwill as a result of the shutdown of STSR, assuming the allocation and amortization principles of SFAS 141 and SFAS 142 (discussed below) had been in effect as of January 1, 2001, and assuming the elimination of our sold or closed operations for the entire twelve month period ended
December 31, 2001, our operating income would have been $39.8 million for the twelve month period ended December 31, 2001 and our operating margin would have been 5.6%.

INTEREST EXPENSE

    For the twelve month period ended December 31, 2001, interest expense, net of interest income, increased $360,000, or 1.6%, to $23.1 million from $22.7 million for the twelve month period ended December 31, 2000. The increase in interest expense was due primarily to increased borrowings on our revolving line of credit relating primarily to the purchases of Sherikon in October 2000 and SIGCOM Training in July 2001, net of proceeds from the sale of IMC used to reduce our borrowings under the revolving loan portion of our credit facility.

OTHER INCOME

    For the twelve month period ended December 31, 2001, other income, which includes gains on sales and closures of businesses, was $4.0 million. We sold IMC in the third quarter at a gain of $3.5 million. In addition, other income includes a $100,000 gain on the sale of CITE's assets and a $487,000 gain resulting from the closure of the CITI joint venture. We anticipate that, upon liquidation of the joint venture, there will be no excess proceeds available to us or the minority interest. Accordingly, the remaining minority interest has been written off to other income.

    Our effective tax rate for the twelve month period ended December 31, 2001 was 74.5%, compared with 72.7% for the twelve month period ended December 31, 2000 due to an increase in non-deductible goodwill associated with the acquisition of Sherikon and the increase of our effective federal tax rate from 34% to 35%. In 2002, we expect our marginal tax rate will decrease to approximately 39%, reflecting the impact of SFAS 141 and SFAS 142.

2000 COMPARED WITH 1999

REVENUES

    For the twelve month period ended December 31, 2000, revenues increased by $142.0 million, or 35.4%, to $542.8 million from $400.9 million for the twelve month period ended December 31, 1999. This increase was due primarily to internal growth and acquisitions, partially offset by the negative impact of a reduction in Oracle product sales. Growth from acquisitions was due to the inclusion of a full year of A&T revenues, which contributed $196.9 million for the twelve month period ended December 31, 2000. In 1999, A&T contributed
$93.0 million in revenue from the date of acquisition, June 23, 1999, through December 31, 1999. Sherikon, which was purchased on October 20, 2000, contributed $15.2 million in revenue for the fourth quarter of fiscal year 2000.

COSTS OF REVENUES

    For the twelve month period ended December 31, 2000, costs of revenues increased by $121.7 million, or 34.4%, to $474.9 million in 2000 from $353.2 million for the twelve month period ended December 1999. As a percentage of revenues, costs of revenues decreased to 87.5% in 2000 from 88.1% in 1999. The improvement in gross margins was primarily attributable to indirect cost savings as well as improved absorption of indirect overhead expenses. Costs of revenues also decreased by $4.4 million due to the reorganization of certain functions described below.

GENERAL AND ADMINISTRATIVE EXPENSES

    For the twelve month period ended December 31, 2000, general and administrative expenses increased by $10.7 million, or 38.2%, to $38.6 million in 2000 from $27.9 million for the twelve month period ended December 1999. As a percentage of revenues, general and administrative expenses increased to 7.1% in 2000 from 6.4% in 1999. Of the total increase, $4.4 million of the increase was attributable to the reorganization during 2000 of certain accounts receivable, accounts payable, general ledger, production, and security functions to corporate. Excluding the impact of this reorganization, general and administrative costs decreased to 6.3% of revenues in 2000 from 6.4% in 1999.

AMORTIZATION

    For the twelve month period ended December 31, 2000, amortization expenses increased $3.9 million, or 89.8%, to $8.3 million from $4.3 million for the twelve month period ended December 31, 1999. Amortization as a percentage of revenues increased to 1.5% from 1.1%. The increase was primarily attributable to the addition of a full year of amortization of A&T goodwill and intangibles, as well as amortization related to Sherikon from the date of its acquisition on October 20, 2000.

OPERATING INCOME

    For the twelve month period ended December 31, 2000, operating income increased by $5.7 million, or 37.2%, to $21.0 million in 2000 from $15.3 million for the twelve month period ended December 31, 1999. As a percentage of revenues, operating income increased to 3.9% in 2000 from 3.8% in 1999. The $21.0 million of operating income in 2000 included $1.2 million associated with two months of Sherikon operations since its date of acquisition.

INTEREST EXPENSE

    For the twelve month period ended December 31, 2000, net interest expense increased by $6.7 million, or 41.8%, to $22.7 million in 2000 from $16.0 million for the twelve month period ended December 31, 1999. This increase was due in part to the inclusion of a full year of interest payments due on our $100 million principal amount 12% Notes, which were issued in May 1999. Interest expense on the 12% Notes was $12.0 million and $7.5 million for 2000 and 1999, respectively. In addition, we incurred $5.8 million in interest expense in 2000, reflecting a full year of interest on the term loan portion of our credit facility, compared with $2.9 million for six months in 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001 AND FOR 2000

    We generated $39.4 million in cash from operations for the twelve month period ended December 31, 2001. By comparison, we generated $17.9 million in cash from operations for the twelve month period ended December 31, 2000. This improvement in cash flow was primarily attributable to an improvement in working capital management and net income. Changes in accounts receivable provided
$1.3 million of operating cash flow over the twelve months ended December 31, 2001 while revenue increased by $172.2 million over the same period. This improvement was accomplished through a management-led initiative which reduced days sales outstanding from 73 days in 2000 to 66 days in 2001. Accounts receivable totaled $131.3 million at December 31, 2001 and represented 43.3% of total assets at that date. Additionally, increases in accounts payable and accrued expenses generated $14.2 million of cash from operations, a 31.3% increase from 2000. Net income (loss) was $(2.9) million and $2.0 million for the twelve months ended December 31, 2000 and 2001, respectively. For the twelve months ended December 31, 2001, net cash used by investing activities was $1.7 million, which was attributable to the use of $11.0 million for the acquisition of SIGCOM Training and

$2.2 million for purchases of property, plant and equipment, offset by proceeds of $11.5 million relating to sales of businesses. Cash used by financing activities was $37.3 million. The primary uses of cash in the twelve month period ended December 31, 2001 were payments, net of proceeds, under the revolving loan and term loan portions of our credit facility, acquisition of a $3.2 million, 9% senior subordinated note payable from Ogden Technology Services Corporation, and the repayment of a $5.0 million note held by former shareholders of Sherikon. We used the proceeds from our sale of IMC in July 2001 to pay down amounts outstanding under the revolving loan portion of our credit facility. We funded our acquisition of SIGCOM Training (described above) by drawing on the revolving loan portion of our credit facility. For further details, see our consolidated financial statements and the related notes appearing elsewhere in this filing.

    For the twelve months ended December 31, 2000, net cash provided by operating activities was $17.9 million. For the twelve months ended
December 31, 2000, net cash used by investing activities was $28.9 million. The primary use of cash during this period was for the purchase of Sherikon in October 2000. For the twelve months ended December 31, 2000, the net cash provided by financing activities was $10.9 million. The primary source of cash from financing activities for this period was from net borrowings under our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, our primary liquidity requirements have been for debt service under our existing credit facility, acquisitions and working capital requirements. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. The facility consists of a term loan and a revolving line of credit of up to $120.0 million. Borrowings from the revolving line of credit can be made based upon a borrowing base consisting of a portion of our eligible billed and unbilled receivable balances. In addition, the credit facility requires us to meet certain quarterly financial covenants. The key covenants are the leverage ratio, senior leverage ratio, fixed charge coverage ratio and interest coverage ratio. For the period ended December 31, 2001, we complied with all the ratios. At December 31, 2001, total debt outstanding under our credit facility was approximately
$65.8 million, consisting of $47.1 million in term loans, and $18.7 million outstanding under our revolving credit facility. The total funds available to us under the revolving loan portion of our credit facility as of December 31, 2001 were $77.4 million. Due to excess cash flows generated during 2001, we are required to make an additional principal payment of $10.7 million under the term loan portion of our credit facility by March 31, 2002. In addition, loans under the credit facility mature on June 23, 2005, and we are scheduled to pay quarterly installments of $1.6 million until the credit facility maturity on June 23, 2005. We had $100 million principal amount of our 12% Notes outstanding at December 31, 2001 and $2.3 million principal amount of subordinated notes outstanding issued in prior acquisitions. As of December 31, 2001 we did not have any capital commitments greater than $1.0 million.

    Our principal working capital need is for funding accounts receivable, which has increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations for 2001 was $39.4 million, reflecting a reduction in our working capital and an improvement in operating results.

    We have relatively low capital investment requirements. Capital expenditures were $4.8 million, $6.6 million and $2.2 million in 1999, 2000 and 2001, respectively. In 2000, $2.5 million of capital expenditures were related to a business which has been closed as of June 30, 2001, and $4.1 million related primarily to leasehold improvements and office equipment. We estimate that for fiscal 2002, approximately $2.5 million of capital expenditures will be required, primarily for leasehold improvements and office equipment.

    We use some off-balance sheet financing, primarily to finance certain capital expenditures. Operating leases are used primarily to finance the purchase of computers, servers, phone systems and to a lesser extent, other fixed assets like furnishings. As of December 31, 2001, we had financed equipment with an original cost of approximately $14.1 million through operating leases. Had we not used operating leases, we would have used our existing line of credit to purchase these assets. Other than the operating leases described above, and facilities leases, we do not have any other "off balance sheet" financing.

    Our business acquisition expenditures were $115.6 million in 1999, $24.0 million in 2000 and $11.0 million in 2001. During 1999, we acquired A&T. During 2000, we acquired Sherikon. In 2001, we acquired SIGCOM Training. These acquisitions were financed through a combination of bank debt, subordinated public and private debt and equity investments. We expect to be able to finance any future acquisition either with cash provided from operations, borrowings under our credit facility, bank loans, debt or equity offerings, or some combination of the foregoing.

    Over the next twelve months, we expect to be able to meet our working capital, capital expenditure and debt service requirements through cash flow from operations and borrowings under the revolving loan portion of our credit facility. In addition, our corporate parent, Anteon International Corporation, a Delaware corporation, has filed a registration statement on Form S-1 under the Securities Act with the Securities and Exchange Commission in connection with a planned initial public offering of its common stock. See "Certain Relationships and Related Transactions--Proposed Initial Public Offering of Corporate Parent." Over the longer term, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside our control. See "Risk Factors."

INFLATION

    We do not believe that inflation has had a material effect on our business in 2001, 2000 or in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

    On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 141 and 142 are effective January 1, 2002, except for acquisitions occurring on or after July 1, 2001, for which the provisions of SFAS No. 141 and 142 are applicable. Accordingly, through December 31, 2001 we have continued to amortize goodwill and identifiable intangible assets related to acquisitions occurring before July 1, 2001, but in accordance with SFAS No. 142 we are not amortizing goodwill from the acquisition of the training division of SIGCOM, which was acquired on July 20, 2001 (see note 4(c)). We are in the process of evaluating the adoption of SFAS No. 141 and 142 and have not yet fully determined the impact of adoption on the consolidated financial statements.

    In June 2001, the Financial Accounting Standards Board issued Statement
No. 143 ("SFAS No. 143"), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS
No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective June 15, 2002. We are currently assessing the impact of adoption of SFAS No. 143.

    In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF

LONG-LIVED ASSETS. This Statement addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of, and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL OR INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 retains the requirements of SFAS No. 121 to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset; however, the Statement removes goodwill from its scope, and therefore eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 is effective January 1, 2002. We believe that the adoption of SFAS No. 144 will not have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have interest rate exposure relating to certain of our long-term obligations. While the interest rate on the $100 million principal amount of our 12% Notes is fixed at 12%, the interest rate on both the term and revolving portions of our credit facilities is affected by changes in the market interest rates. We manage these fluctuations through interest rate swaps that are currently in place and our focus on reducing the amount of outstanding debt through cash flow. In addition, we have implemented a cash flow management plan focusing on billing and collecting receivables to pay down debt.

    A 1% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $507,000 for 1999, $313,000 for 2000 and $202,000 for 2001, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA RISK

    Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth in the "Consolidated Financial Statements" and notes and the exhibits to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Our directors and executive officers and their respective ages as of the date of this filing are as follows:

NAME                                          AGE                         POSITION HELD
----                                        --------   ---------------------------------------------------
Frederick J. Iseman.......................     49      Chairman of the Board and Director
Joseph M. Kampf...........................     57      President, Chief Executive Officer and Director
Thomas M. Cogburn.........................     58      Executive Vice President, Chief Operating Officer
                                                       and Director
Carlton B. Crenshaw.......................     56      Senior Vice President and Chief Financial Officer
Mark D. Heilman...........................     53      Senior Vice President, Corporate Development
Seymour L. Moskowitz......................     69      Senior Vice President, Technology
Curtis L. Schehr..........................     43      Senior Vice President, General Counsel and
                                                       Secretary
Vincent J. Kiernan........................     43      Vice President, Finance
Gilbert F. Decker.........................     64      Director
Robert A. Ferris..........................     59      Director
Dr. Paul Kaminski.........................     59      Director
Steven M. Lefkowitz.......................     37      Director

FREDERICK J. ISEMAN, CHAIRMAN OF THE BOARD AND DIRECTOR

    Frederick J. Iseman has served as our Chairman and a director since
April 1996. Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, Inc. (a private investment firm), which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Inc.,
Mr. Iseman founded Hambro-Iseman Capital Partners (a merchant banking firm) in 1990. From 1988 to 1990, Mr. Iseman was a member of Hambro International Venture Fund. Mr. Iseman is Chairman of Buffets, Inc., a director of Vitality
Beverages, Inc. and a member of the Advisory Board of Duke Street Capital.

JOSEPH M. KAMPF, PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Joseph M. Kampf has served as our President and Chief Executive Officer and a director since April 1996. From January 1994 to 1996, Mr. Kampf was a Senior Partner of Avenac Corporation, a consulting firm providing advice in change management, strategic planning, corporate finance and mergers and acquisitions to middle market companies. From 1990 through 1993, Mr. Kampf served as Executive Vice President of Vitro Corporation, a wholly owned subsidiary of The Penn Central Corporation. Prior to his position as Executive Vice President of Vitro Corporation, Mr. Kampf served as the Senior Vice President of Vitro Corporation's parent company, Penn Central Federal Systems Company and as Chief Liaison Officer for the group with The Penn Central Corporation. Between 1982 and 1986, Mr. Kampf was Vice President of Adena Corporation, an oil and gas exploration and development company. He is a life member of the Navy League and is also active in the Surface Navy Association, Naval Submarine League and National Defense Industrial Association. He was a Director of the Armed Forces Communications and Electronics Association and served on the Board of Directors of Atlantic Aerospace and Electronics Corporation and CPC Health, a non-profit community mental health agency.

THOMAS M. COGBURN, EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER

    Thomas M. Cogburn has served as our Executive Vice President and Chief Operating Officer and a director since April 1996. From 1992 to 1996, he served as Chief Operating Officer at Ogden

Professional Services Corporation, a predecessor company of ours. From 1988 to 1992, Mr. Cogburn served as Vice President of the Information System Support Division of CACI International, Inc. Mr. Cogburn's experience also includes
22 years in information systems design, operation, program management, and policy formulation for the U.S. Air Force.

CARLTON B. CRENSHAW, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

    Carlton B. Crenshaw has served as our Senior Vice President and Chief Financial Officer since July 1996. From 1989 to 1996, Mr. Crenshaw served as Executive Vice President, Finance and Administration and Chief Financial Officer of Orbital Sciences Corporation (a commercial technology company). He served in a similar capacity with Software AG Systems, Inc. from 1985 to 1989. From 1971 to 1985, Mr. Crenshaw progressed from financial analyst to Vice President of Strategic Planning for the Sperry Univac division of Sperry Corporation and was Treasurer for Sperry Corporation.

MARK D. HEILMAN, SENIOR VICE PRESIDENT, CORPORATE DEVELOPMENT

    Mark D. Heilman has served as our Senior Vice President for Corporate Development since October 1998. From 1991 to September 1998, Mr. Heilman was a partner and principal of CSP Associates, Inc., where he specialized in strategic planning and mergers and acquisition support for the aerospace, defense and information technology sectors. From 1987 to 1991, Mr. Heilman was Vice President and an Executive Director of Ford Aerospace and Communications Corporation.

SEYMOUR L. MOSKOWITZ, SENIOR VICE PRESIDENT, TECHNOLOGY

    Seymour L. Moskowitz has served as our Senior Vice President for Technology since March 1997. Mr. Moskowitz served as a consultant to us from April 1996 to March 1997. Prior to joining us, Mr. Moskowitz served as an independent management consultant from 1994 to April 1996. From 1985 to 1994, Mr. Moskowitz served as Senior Vice President of Technology at Vitro Corporation, where he was responsible for the development and acquisition of technologies and management of research and development personnel and laboratory resources. Before working for the Vitro Corporation, Mr. Moskowitz served as Director of Research and Development for Curtiss-Wright Corporation. Mr. Moskowitz has been awarded seven patents, authored and co-authored over 50 articles, and published in ASME Transactions, ASME Journals of Energy, Power and Aircraft, SAE Journal and various conference proceedings. He formerly served on the Board of Directors of the Software Productivity Consortium and is currently a member of the steering committee of the Fraunhofer Center (MD) for Software Engineering.

CURTIS L. SCHEHR, SENIOR VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY

    Curtis L. Schehr has served as our Senior Vice President, General Counsel and Secretary since October 1996. From 1991 to 1996, Mr. Schehr served as Associate General Counsel at Vitro Corporation. During 1990, Mr. Schehr served as Legal Counsel at Information Systems and Networks Corporation. Prior to 1990, Mr. Schehr served for six years in several legal and contract oriented positions at Westinghouse Electric Corporation (Defense Group).

VINCENT J. KIERNAN, VICE PRESIDENT, FINANCE

    Vincent J. Kiernan has served as our Vice President, Finance since
October 1998. From July 1995 to September 1998, he served as a Managing Director at KPMG LLP, where he provided cost and pricing control reviews, claim analysis, accounting/contract management and general consulting services to a wide array of clients including both government contractors and commercial enterprises. From 1989 to 1995, Mr. Kiernan was a Director for Coopers & Lybrand. From 1985 to 1989, he was a consultant with Peterson & Co. Consulting.

GILBERT F. DECKER, DIRECTOR

    Gilbert F. Decker has served as a director since June 1997. Since
April 1999, Mr. Decker has served as Executive Vice President at Walt Disney Imagineering. Mr. Decker served as a private consultant from June 1997 to April 1999. From April 1994 to May 1997, Mr. Decker served as the Assistant Secretary of the U.S. Army for Research, Development and Acquisition. As Assistant Secretary, Mr. Decker led the Army's acquisition and procurement reform efforts, with an emphasis on eliminating excessive government requirements throughout the acquisition process. He also served as the Army Acquisition Executive, the Senior Procurement Executive, the Science Advisor to the Secretary and the Senior Research and Development official for the Army. From 1983 to 1989, Mr. Decker was on the Army Science Board and served as Chairman from March 1987 until the end of his appointment. In the private sector, Mr. Decker has served as President and Chief Executive Officer of three technology companies, including Penn Central Federal Systems Company.

ROBERT A. FERRIS, DIRECTOR

    Robert A. Ferris has served as a director since April 1996. Mr. Ferris is a Managing Director of Caxton-Iseman Capital, Inc. and has been employed by Caxton-Iseman Capital, Inc. since March 1998. From 1981 to February 1998,
Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm headquartered in Menlo Park, California). Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris currently is a director of Clayton Group, Inc. and Buffets, Inc.

DR. PAUL KAMINSKI, DIRECTOR

    Dr. Paul Kaminski has served as a director since June 1997. Dr. Kaminski has served as Chairman and Chief Executive Officer of Technovation, Inc. since 1997 and as a Senior Partner of Global Technology Partners since 1998. From 1994 to May 1997, Dr. Kaminski served as the Under Secretary of Defense for Acquisition and Technology. In this position, Dr. Kaminski was responsible for all matters relating to Department of Defense acquisition, including research and development, procurement, acquisition reform, dual-use technology and the defense technology and industrial base. Prior to 1994, he served as Chairman of a technology oriented investment banking and consulting firm. Dr. Kaminski also served as Chairman of the Defense Science Board and as a consultant and advisor to many government agencies.

STEVEN M. LEFKOWITZ, DIRECTOR

    Steven M. Lefkowitz has served as a director since April 1996.
Mr. Lefkowitz is a Managing Director of Caxton-Iseman Capital, Inc. and has been employed by Caxton-Iseman Capital, Inc. since 1993. From 1988 to 1993,
Mr. Lefkowitz was employed by Mancuso & Company (a private investment firm) and served in several positions including Vice President and as a Partner of Mancuso Equity Partners. Mr. Lefkowitz is a director of Buffets, Inc. and Vitality Beverages, Inc.

COMPENSATION OF DIRECTORS

    Some of our directors who are not our employees are paid an annual retainer. The payment is treated as deferred compensation in the form of share units and/or cash pursuant to a deferred fee plan described below. In 2001, each of Messrs. Ferris and Kaminski received share units valued at $25,754. Mr. Decker received shares valued at $19,603 and a cash credit of $6,449. Each of our directors is reimbursed for expenses incurred in connection with serving as a member of our board. Our deferred fee plan for non-employee directors is administered by our chief executive officer and allows non-employee directors to defer all or any portion of the fees received from us (i.e., retainer fee installments, board meeting fees or board committee meeting fees) by submitting an election deferral form prior to the calendar year to which the deferral applies. The election, once made, is irrevocable for the calendar year, but can be changed for subsequent calendar years. The deferral of fees may be credited to a cash account (which shall accrue interest) or a share account (credited with "share units" which shall fluctuate with our stock price), but all payouts of the deferral accounts shall be made in cash in a lump sum or in installments. We pay out on the first of the year following the year of departure to any director who ceases to serve on our board. The board may amend or terminate the plan at any time.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information on the compensation awarded to, earned by or paid to our Chief Executive Officer, Joseph M. Kampf, and the four other most highly compensated executive officers of ours whose individual compensation exceeded $100,000 during the fiscal year ended December 31, 2001 for services rendered in all capacities to us.

                                                                                                     LONG-TERM
                                                                                                    COMPENSATION
                                                             ANNUAL COMPENSATION                       AWARDS
                                              -------------------------------------------------   ----------------
                                                                                    OTHER         NUMBER OF SHARES
                                                                                    ANNUAL        UNDERLYING STOCK
NAME AND PRINCIPAL POSITION                     YEAR      SALARY     BONUS     COMPENSATION (1)       OPTIONS
---------------------------                   --------   --------   --------   ----------------   ----------------
Joseph M. Kampf.............................    2001     415,899    240,000              --                --
President and Chief Executive Officer           2000     391,530    240,000              --           120,000
                                                1999     350,698    200,000              --                --

Thomas M. Cogburn...........................    2001     231,254    110,000              --                --
Executive Vice President and                    2000     211,033    100,000              --            40,000
Chief Operating Officer                         1999     195,757     82,500              --                --

Carlton B. Crenshaw.........................    2001     204,999    100,000              --                --
Senior Vice President and Chief                 2000     198,927    100,000              --                --
Financial Officer                               1999     192,795     92,750              --                --

Mark Heilman................................    2001     195,451    100,000              --                --
Senior Vice President, Corporate                2000     185,905     75,000              --                --
Development                                     1999     180,410     50,000              --            40,000

Seymour L. Moskowitz........................    2001     195,451    100,000              --                --
Senior Vice President, Technology               2000     182,991    112,500              --                --
                                                1999     170,354     82,500              --            44,000

------------------------

(1) No named executive officer received Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of salary and bonus reported from him in the two preceding columns.

OPTION GRANTS IN 2001

    No options were granted to any of our named executive officers in 2001.

    The following table sets forth certain information with respect to options held at the end of fiscal 2001 by each of the named executive officers:

                      AGGREGATED OPTION EXERCISES IN 2001
                       AND FISCAL YEAR-END OPTION VALUES

                                                           INDIVIDUAL GRANTS
                                                      ---------------------------
                                                      NUMBER OF SHARES UNDERLYING       VALUE OF UNEXERCISED
                               SHARES                     UNEXERCISED OPTIONS               IN-THE-MONEY
                             ACQUIRED ON    VALUE        AT DECEMBER 31, 2001       OPTIONS AT DECEMBER 31, 2001
NAME                         EXERCISE(S)   REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
----                         -----------   --------   ---------------------------   ----------------------------
Joseph M. Kampf............          --         --       140,160/96,000               $5,051,258/3,459,766
Thomas M. Cogburn..........          --         --        20,000/40,000                $550,400/1,100,800
Carlton B. Crenshaw........          --         --          56,076/-                      $2,636,974/-
Mark D. Heilman............          --         --        76,000/64,000               $2,362,189/1,989,211
Seymour L. Moskowitz.......          --         --       193,844/26,400               $8,433,358/1,148,556

------------------------

(1) Based on the difference between the estimated per share value calculation as of December 31, 2001 for our common stock, which was $25.20 per share, and the option exercise price. The above valuations may not reflect the actual value of unexercised options, as the value of unexercised options will fluctuate.

    No options were exercised by any of our named executive officers in 2001.

    SEVERANCE AGREEMENTS

    Our executive officers and certain key members of management, or the "Executives," intend to enter into agreements with our wholly owned operating subsidiary, Anteon Corporation. The agreements provide for certain compensation payments and other benefits for periods ranging from 12 months to 24 months, except in the case of Mr. Kampf, whose payments and benefits will continue for 36 months, to be received by the Executive in the event the Executive's employment is involuntarily terminated without cause, or in the event the Executive's resigns his/her employment for "Good Reason," as such term is defined in the agreement. The Executive may not resign for "Good Reason" unless he or she shall have first given notice to Anteon of the reason for such resignation and Anteon shall have failed to reasonably cure the situation within thirty days of receipt of such notice. The compensation and benefits period for Messrs. Cogburn, Crenshaw, Heilman and Moskowitz continue for a 24 month period. If terminated on December 31, 2001, cash severance payments payable to Messrs. Kampf, Cogburn, Crenshaw, Heilman and Moskowitz under their respective severance agreements would have been $1,927,697, $657,508, $605,165, $540,902 and $587,569, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of February 1, 2002 as to the number of shares of our common stock beneficially owned by:

    - each named executive officer;

    - each of our directors;

    - each person known to us to be the beneficial owner of more than 5% of our common stock; and

    - all of our executive officers and directors as a group.

    The table also indicates the percentage of outstanding shares beneficially owned by each of them as of February 1, 2002.

    Unless otherwise noted below, the address of each beneficial owner listed on the table below is c/o Anteon International Corporation, 3211 Jermantown Road, Suite 700, Fairfax, Virginia 22030-2801.

                                                                   NUMBER OF SHARES              PERCENTAGE
                                                                     BENEFICIALLY                    OF
NAME OF BENEFICIAL OWNER                                               OWNED(1)                TOTAL SHARES(1)
------------------------                                      ---------------------------   ---------------------
Anteon International Corporation(2).........................                  14,207,888                     98.8%
Frederick J. Iseman(2)......................................                  14,207,888                     98.8%
Gilbert F. Decker(3)........................................                      24,000                        *
Dr. Paul Kaminski(3)........................................                      24,000                        *
Joseph M. Kampf(4)..........................................                     140,160                        *
Carlton B. Crenshaw(5)......................................                      56,076                        *
Seymour L. Moskowitz(6).....................................                     193,844                      1.3%
Thomas M. Cogburn(7)........................................                      20,000                        *
Mark D. Heilman(8)..........................................                      76,000                        *
Robert A. Ferris(2).........................................                           -                        -
Steven M. Lefkowitz(2)......................................                           -                        -
All Directors and Executive Officers as a Group(9)..........                  14,790,768                     98.9%

------------------------

*   Less than 1%.

(1) Determined in accordance with Rule 13d-3 under the Exchange Act.

(2) By virtue of Frederick J. Iseman's indirect control of Anteon International Corporation (formerly known as Azimuth Technologies, Inc.), a Delaware corporation and our corporate parent ("Anteon Delaware"), through Azimuth Technologies, L.P., the limited partners of which include affiliates of Caxton-Iseman Capital, Mr. Steven M. Lefkowitz and Mr. Robert A. Ferris,
    Mr. Iseman has sole voting and dispositive power over 14,207,888 shares of our common stock, and may be deemed to be the beneficial owner thereof. The address of each of Messrs. Iseman, Lefkowitz and Ferris is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York 10021.

(3) Mr. Decker's address is 45 Glenridge Avenue, Los Gatos, California 95030. Dr. Kaminski's address is 6691 Rutledge Drive, Fairfax, Virginia 22039.

(4) Includes 140,160 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 1, 2002. Does not include 96,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

(5) Includes 56,076 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 1, 2002.

(6) Includes 193,844 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 1, 2002. Does not include 26,250 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

(7) Includes 20,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 1, 2002. Does not include 40,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

(8) Includes 76,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 1, 2002. Does not include 64,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

(9) Includes 571,720 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 1, 2002. Does not include 249,600 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days of that date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PROPOSED INITIAL PUBLIC OFFERING OF CORPORATE PARENT

    On December 21, 2001, our parent, Anteon International Corporation, a Delaware Corporation ("Anteon Delaware"), filed a registration statement on Form S-1 under the Securities Act (Commission file number 333-75884) with the Securities and Exchange Commission in connection with a planned initial public offering (the "IPO") of its common stock. Immediately prior to the closing of the IPO, which we expect will occur in March 2002, it is contemplated that we will merge into Anteon Delaware with Anteon Delaware being the surviving entity (the "Merger").

    In the Merger, our outstanding common stock held by Anteon Delaware will be cancelled and our outstanding common stock held by certain of our employees and former employees (other than stockholders who exercise appraisal rights) immediately prior to the Merger will be converted into shares of Anteon Delaware's common stock. As a result of the Merger, Anteon Delaware will succeed to all of our obligations under our credit facility, the indenture governing our 12% Notes and our Amended and Restated Omnibus Stock Plan.

CAXTON-ISEMAN CAPITAL

    Since April 1997, we have been party to an arrangement with Caxton-Iseman Capital, Inc. ("Caxton-Iseman Capital"). As part of this arrangement, Caxton-Iseman Capital monitors and assists our activities in accordance with, and subject to, investment objectives and guidelines established by us. Pursuant to this arrangement, during the years ended December 31, 1999, 2000 and 2001, we incurred $750,000, $1,000,000 and $1,000,000, respectively, in management fees owed to Caxton-Iseman Capital. We have agreed to pay a fee to Caxton-Iseman Capital of $3.6 million and the Caxton-Iseman Capital arrangement has terminated, except with respect to our indemnification obligations towards Caxton-Iseman Capital for services provided. As a result of this agreement, Caxton-Iseman Capital is no longer under any obligation to provide services to us and we are under no obligation to retain Caxton-Iseman Capital for any future services. We have agreed to pay the out-of-pocket expenses of Caxton-Iseman Capital for any future services that we may request and to pay Caxton-Iseman Capital for any future investment banking services that we may retain them for in the future.

    As part of our Analysis & Technology, Inc. acquisition in June 1999, we paid Caxton-Iseman Capital a separate fee of $1.1 million for acquisition advisory services, and Caxton-Iseman Capital and its affiliates through Azimuth Tech. II LLC provided $22.5 million to our parent, Anteon Delaware, in return for a subordinated convertible note. We also paid Caxton-Iseman Capital $0.3 million and $0.1 million acquisition advisory services fees in relation with our acquisitions of Sherikon in October 2000 and SIGCOM Training in July 2001, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE NUMBER
                                                                          IN 2001
                                                                       ANNUAL REPORT
                                                                      ----------------
(a) 1.  Financial Statements

        Independent Auditors' Report................................        F-1

        Consolidated Balance Sheets as of December 31, 2001 and
        2000........................................................        F-2

        Consolidated Statements of Operations for each of the Years
        in the Three-Year Period Ended December 31, 2001............        F-3

        Consolidated Statements of Stockholders' Equity for each of the Years in the Three-Year Period Ended December 31,
        2001........................................................        F-4

        Consolidated Statements of Cash Flows for each of the Years
        in the Three-Year Period Ended December 31, 2001............        F-5

        Notes to Consolidated Financial Statements..................      F-6-F-30

   2.   Financial Statement Schedules

        Independent Auditors' Report................................        S-1

        Valuation and Qualifying Accounts...........................        S-2

   3.   Exhibits -- See Exhibit Index of this Form 10-K

(b)     Report on Form 8-K

        On October 30, 2001, we filed a current report on Form 8-K/A with the Securities and Exchange Commission pursuant to Item
        7. of that Form. Pursuant to Item 7., we provided financial statements for SIGCOM, Inc. Training Division, including the Audited Financial Statements for SIGCOM, Inc. Training
        Division as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999 and related Independent
        Auditor's Report thereon. Also included in such report was the required pro forma financial information relating to acquired or disposed businesses at the time of the filing of our Current Report on Form 8-K dated August 3, 2001.

(c)     Exhibits -- See Exhibit Index of this Form 10-K

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ANTEON INTERNATIONAL CORPORATION

                                                       By:             /s/ JOSEPH M. KAMPF
                                                            -----------------------------------------
                                                                         Joseph M. Kampf
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 4, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                                                       President and Chief Executive
                 /s/ JOSEPH M. KAMPF                     Officer and Director
     -------------------------------------------         (Principal Executive          March 4, 2002
                   Joseph M. Kampf                       Officer)

                                                       Senior Vice President and
               /s/ CARLTON B. CRENSHAW                   Chief Financial and
     -------------------------------------------         Administrative Officer        March 4, 2002
                 Carlton B. Crenshaw                     (Principal Financial and
                                                         Accounting Officer)

     -------------------------------------------       Chairman of the Board and
                 Frederick J. Iseman                     Director

                /s/ THOMAS M. COGBURN
     -------------------------------------------       Director                        March 4, 2002
                  Thomas M. Cogburn

                /s/ GILBERT F. DECKER
     -------------------------------------------       Director                        March 4, 2002
                  Gilbert F. Decker

                /s/ ROBERT A. FERRIS
     -------------------------------------------       Director                        March 4, 2002
                  Robert A. Ferris

                  /s/ PAUL KAMINSKI
     -------------------------------------------       Director                        March 4, 2002
                    Paul Kaminski

               /s/ STEVEN M. LEFKOWITZ
     -------------------------------------------       Director                        March 4, 2002
                 Steven M. Lefkowitz

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
        (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF ANTEON
               INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)
                       CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Anteon International Corporation and subsidiaries:

    We have audited the accompanying consolidated balance sheets of Anteon International Corporation (a Virginia corporation and majority-owned subsidiary of Anteon International Corporation, a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anteon International Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

McLean, Virginia
January 31, 2002

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,256   $    928
  Accounts receivable, net..................................   131,345    132,369
  Prepaid expenses and other current assets.................     6,833      8,605
  Deferred tax assets, net..................................     1,463      3,621
                                                              --------   --------
      Total current assets..................................   140,897    145,523
Property and equipment, at cost, net of accumulated
  depreciation and amortization of $11,815 and $12,120......    12,744     17,974
Goodwill, net of accumulated amortization of $16,323 and
  $11,056...................................................   136,622    140,482
Intangible and other assets, net of accumulated amortization
  of $7,372 and $3,853......................................    12,867     17,547
                                                              --------   --------
      Total assets..........................................  $303,130   $321,526
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Term loan, current portion................................    17,266      8,437
  Subordinated notes payable, current portion...............     2,268      4,558
  Business purchase consideration payable...................       515      1,075
  Accounts payable..........................................    25,028     23,232
  Due to related party......................................     3,600         --
  Accrued expenses..........................................    54,202     46,682
  Income tax payable........................................       509        531
  Other current liabilities.................................     2,888        186
  Deferred revenue..........................................     8,743      6,489
                                                              --------   --------
      Total current liabilities.............................   115,019     91,190
Term loan, less current portion.............................    29,788     51,563
Revolving facility..........................................    18,700     32,000
Senior subordinated notes payable...........................   100,000    100,000
Subordinated notes payable, less current portion............        --      2,044
Noncurrent deferred tax liabilities, net....................     9,261      9,212
Other long term liabilities.................................       690        859
                                                              --------   --------
      Total liabilities.....................................  $273,458   $286,868
                                                              ========   ========
Minority interest in subsidiaries...........................       138        601
Stockholders' equity:
  Common stock, $0.05 par value, 17,661,840 shares
    authorized, 14,299,148 shares issued and 14,297,948
    shares outstanding as of December 31, 2001; 14,257,808
    shares issued and 14,256,608 shares outstanding as of
    December 31, 2000.......................................       715        713
  Treasury stock, at cost, 1,200 shares as of December 31,
    2001 and 2000...........................................        (9)        (9)
  Additional paid-in capital................................    40,444     40,294
  Due from parent...........................................   (13,687)    (8,810)
  Accumulated other comprehensive income (loss).............    (1,747)        37
  Retained earnings.........................................     3,818      1,832
                                                              --------   --------
      Total stockholders' equity............................    29,534     34,057
                                                              --------   --------
      Total liabilities and stockholders' equity............  $303,130   $321,526
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues....................................................  $715,023   $542,807   $400,850

Costs of revenues...........................................   627,342    474,924    353,245
                                                              --------   --------   --------

      Gross profit..........................................    87,681     67,883     47,605
                                                              --------   --------   --------

Operating Expenses:

  General and administrative expenses, excluding
    acquisition-related costs...............................    51,442     38,506     25,610

  Amortization of noncompete agreements.....................       349        866        909

  Goodwill amortization.....................................     6,704      4,714      3,440

  Other intangibles amortization............................     2,321      2,673         --

  Costs of acquisitions/acquisition-related severance
    costs...................................................        --         86      2,316
                                                              --------   --------   --------

      Total operating expenses..............................    60,816     46,845     32,275
                                                              --------   --------   --------

      Operating income......................................    26,865     21,038     15,330

Gains on sales and closures of businesses...................     4,046         --         --

Gains on sales of investments and other, net................        --         --      2,585

Interest expense, net of interest income of $335, $410, and
  $814......................................................    23,106     22,746     16,042

Minority interest in (earnings) losses of subsidiaries......       (24)        24        (40)
                                                              --------   --------   --------

Income (loss) before provision for income taxes and
  extraordinary loss........................................     7,781     (1,684)     1,833

Provision for income taxes..................................     5,795      1,225      1,543
                                                              --------   --------   --------

Income (loss) before extraordinary loss.....................     1,986     (2,909)       290

Extraordinary loss, net of tax..............................        --         --        463
                                                              --------   --------   --------

      Net income (loss).....................................  $  1,986   $ (2,909)  $   (173)
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                              ACCUMULATED
                                         COMMON STOCK           TREASURY STOCK      ADDITIONAL                   OTHER
                                     ---------------------   --------------------    PAID-IN     DUE FROM    COMPREHENSIVE
                                       SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      PARENT     INCOME (LOSS)
                                     ----------   --------   --------   ---------   ----------   ---------   --------------
Balance, December 31, 1998.........  11,900,036    $  595        --     $    --      $17,797     $     --       $   399

Exercise of stock options..........      21,520         1        --          --           39           --            --
Sale of common stock...............   2,314,812       116        --          --       22,384           --            --
Comprehensive income (loss):
Sales of investments...............          --        --        --          --           --           --          (392)
Foreign currency translation.......          --        --        --          --           --           --           (12)
Net loss...........................          --        --        --          --           --           --            --
                                     ----------    ------     -----     ---------    -------     --------       -------
Comprehensive income (loss)........          --        --        --          --           --           --          (404)
                                     ----------    ------     -----     ---------    -------     --------       -------
Balance, December 31, 1999.........  14,236,368    $  712        --     $    --      $40,220     $     --       $    (5)

Exercise of stock options..........      21,440         1        --          --           74           --            --
Purchase of treasury stock.........          --        --     1,200          (9)          --           --            --
Reclassification of due from
  parent...........................          --        --        --          --           --       (7,525)           --
Advances to parent for debt service
  during 2000......................          --        --        --          --           --       (1,285)           --
Comprehensive income (loss):
Foreign currency translation.......          --        --        --          --           --           --            42
Net loss...........................          --        --        --          --           --           --            --
                                     ----------    ------     -----     ---------    -------     --------       -------
Comprehensive income (loss)........          --        --        --          --           --           --            42
                                     ----------    ------     -----     ---------    -------     --------       -------
Balance December 31, 2000..........  14,257,808    $  713     1,200     $    (9)     $40,294     $ (8,810)      $    37

Exercise of stock options..........      41,340         2        --          --          150           --            --
Advances to parent for debt
  service..........................                                                                (1,665)
Purchase of senior subordinated
  note due from Parent.............          --        --        --          --           --       (3,212)           --
Transition adjustment-interest rate
  Swaps (net of tax of $419).......          --        --        --          --           --           --          (629)
Comprehensive income (loss):
Interest rate swaps (net of tax of
  $717)............................          --        --        --          --           --           --        (1,075)
Foreign currency translation.......          --        --        --          --           --           --           (80)
Net income.........................          --        --        --          --           --           --            --
                                     ----------    ------     -----     ---------    -------     --------       -------
Comprehensive income (loss)........          --        --        --          --           --           --        (1,155)
                                     ----------    ------     -----     ---------    -------     --------       -------
Balance, December 31, 2001.........  14,299,148    $  715     1,200     $    (9)     $40,444     $(13,687)      $(1,747)
                                     ==========    ======     =====     =========    =======     ========       =======


                                                    TOTAL
                                     RETAINED   STOCKHOLDERS'
                                     EARNINGS      EQUITY
                                     --------   -------------
Balance, December 31, 1998.........   $4,914       $23,705
Exercise of stock options..........       --            40
Sale of common stock...............       --        22,500
Comprehensive income (loss):
Sales of investments...............       --          (392)
Foreign currency translation.......       --           (12)
Net loss...........................     (173)         (173)
                                      ------       -------
Comprehensive income (loss)........     (173)         (577)
                                      ------       -------
Balance, December 31, 1999.........   $4,741       $45,668
Exercise of stock options..........       --            75
Purchase of treasury stock.........       --            (9)
Reclassification of due from
  parent...........................       --        (7,525)
Advances to parent for debt service
  during 2000......................       --        (1,285)
Comprehensive income (loss):
Foreign currency translation.......       --            42
Net loss...........................   (2,909)       (2,909)
                                      ------       -------
Comprehensive income (loss)........   (2,909)       (2,867)
                                      ------       -------
Balance December 31, 2000..........   $1,832       $34,057
Exercise of stock options..........       --           152
Advances to parent for debt
  service..........................                 (1,665)
Purchase of senior subordinated
  note due from Parent.............       --        (3,212)
Transition adjustment-interest rate
  Swaps (net of tax of $419).......       --          (629)
Comprehensive income (loss):
Interest rate swaps (net of tax of
  $717)............................       --        (1,075)
Foreign currency translation.......       --           (80)
Net income.........................    1,986         1,986
                                      ------       -------
Comprehensive income (loss)........    1,986           831
                                      ------       -------
Balance, December 31, 2001.........   $3,818       $29,534
                                      ======       =======

          See accompanying notes to consolidated financial statements.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000        1999
                                                              --------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $  1,986   $  (2,909)  $    (173)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Extraordinary loss....................................        --          --         772
      Gains on sales and closures of businesses.............    (4,046)         --          --
      Gains on sales of investments.........................        --          --      (2,881)
      Depreciation and amortization of property and
       equipment............................................     7,110       7,024       3,623
      Goodwill amortization.................................     6,704       4,714       3,440
      Amortization of noncompete agreements.................       349         866         909
      Other intangibles amortization........................     2,321       2,673          --
      Amortization of deferred financing fees...............     1,198       1,180         692
      Loss (gain) on disposals of property and equipment....       791        (187)        (67)
      Deferred income taxes.................................     3,988         631       3,578
      Minority interest in earnings (losses) of
       subsidiaries.........................................        24         (24)         40
      Changes in assets and liabilities, net of acquired
       assets and liabilities:
        Decrease (increase) in accounts receivable..........     1,268     (14,261)    (10,650)
        Decrease in income tax receivable...................        --       2,535          55
        Increase in due from parent.........................        --          --        (900)
        (Increase) decrease in prepaid expenses and other
        current assets......................................       727      (1,691)      2,645
        Decrease in other assets............................       178          75       1,822
        Increase (decrease) in accounts payable and accrued
        expenses............................................    14,210      10,820       8,695
        Decrease in income tax payable......................       (22)         --          --
        (Decrease) increase in deferred revenue.............     2,254       6,489          --
        (Decrease) increase in other liabilities............       336         (58)        (35)
                                                              --------   ---------   ---------
          Net cash provided by operating activities.........    39,376      17,877      11,565
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Purchases of property and equipment and other assets......    (2,181)     (6,584)     (4,761)
  Acquisition of Techmatics, net of cash acquired...........        --          --        (115)
  Acquisition of Analysis & Technologies, Inc., net of cash
    acquired................................................        --        (128)   (115,471)
  Acquisition of Sherikon, net of cash acquired.............       (21)    (23,906)         --
  Acquisition of SIGCOM, net of cash acquired...............   (10,975)         --          --
  Proceeds from sales of businesses, net....................    11,464          --          --
  Proceeds from sales of investments........................        --          --      11,491
  Purchases of investments..................................        --          --      (3,040)
  Other, net................................................         6       1,706         224
                                                              --------   ---------   ---------
          Net cash used in investing activities.............    (1,707)    (28,912)   (111,672)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Proceeds from bank notes payable..........................        --          --     132,043
  Principal payments on bank and other notes payable........      (185)     (1,629)   (202,443)
  Proceeds from issuance of common stock....................       152          75      22,540
  Deferred financing costs..................................        --          --      (8,930)
  Proceeds from term loan...................................        --          --      60,000
  Principal payments on term loan...........................   (12,946)         --          --
  Principal payments on Techmatics obligations..............        --     (15,350)     (4,925)
  Proceeds from revolving facility..........................   771,200     533,000     208,700
  Payments on revolving facility............................  (784,500)   (503,900)   (205,800)
  Payments on subordinated notes payable....................    (5,000)         --        (173)
  Payments on business purchase consideration payable.......    (1,185)         --          --
  Proceeds from senior subordinated notes payable...........        --          --     100,000
  Purchase of treasury stock................................        --          (9)         --
  Advances to parent for debt service.......................    (1,665)     (1,285)         --
  Purchase of senior subordinated note due from Parent......    (3,212)         --          --
                                                              --------   ---------   ---------
          Net cash provided by (used in) financing
           activities.......................................   (37,341)     10,902     101,012
                                                              --------   ---------   ---------
          Net increase (decrease) in cash and cash
           equivalents......................................       328        (133)        905
Cash and cash equivalents, beginning of year................       928       1,061         156
                                                              --------   ---------   ---------
Cash and cash equivalents, end of year......................  $  1,256   $     928   $   1,061
                                                              ========   =========   =========
Supplemental disclosure of cash flow information (in
  thousands):
  Interest paid.............................................  $ 21,259      20,939      14,969
  Income taxes paid (refunds received), net.................       (52)     (2,028)        213
                                                              ========   =========   =========

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

Supplemental disclosure of noncash investing and financing activities:

    During 2001, the Company finalized the allocation of the purchase price of Sherikon, Inc., resulting in an increase of $100,000 in accrued liabilities and in the goodwill from the acquisition for contingencies identified at the date of acquisition (see note 4(b)).

    During 2000, the Company and its Parent made a determination to classify approximately $7,525,000 in amounts advanced to its parent in prior years, and reflected as a long-term asset as of December 31, 1999, as a reduction of stockholders' equity.

    In October 2000, in connection with the acquisition of Sherikon (note 4(b)), the Company issued $7.5 million of subordinated notes payable discounted as of the date of the acquisition to approximately $6,469,000. Also in connection with the Sherikon acquisition, the Company guaranteed bonuses of approximately $1.75 million to certain former employees of Sherikon. These bonuses are not contingent on future employment with the Company and, accordingly, have been included as additional purchase consideration, discounted to approximately $1.5 million.

    During 1999, the Company received $224,000 in amounts previously held in escrow to provide for indemnification by the former owners of Vector Data Systems of certain claims in connection with the purchase of Vector by the Company in 1997. The amounts received by the Company were recorded as a reduction of goodwill from the purchase business combination.

    In 1999, in connection with the Techmatics acquisition, the former shareholders of Techmatics earned additional consideration from Anteon of $5,500,000 based on the results of its operations for the fiscal year ended June 30, 1999. The additional consideration paid by the Company was recorded as an increase to goodwill from the Techmatics acquisition.

          See accompanying notes to consolidated financial statements.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(1)  ORGANIZATION AND BUSINESS

    Anteon International Corporation, a Virginia corporation ("Anteon Virginia" or the "Company"), was acquired by Anteon International Corporation, a Delaware corporation, (the "Parent") (formerly known as Azimuth Technologies, Inc.) effective April 1, 1996. The Parent acquired all of the outstanding stock of Ogden Professional Services Corporation, a wholly owned subsidiary of Ogden Technology Services Corporation and an indirectly wholly owned subsidiary of Ogden Corporation (collectively, "Ogden"). Upon completion of the acquisition, Ogden Professional Services Corporation was renamed Anteon Corporation, which was renamed Anteon International Corporation effective January 1, 2001. The consideration paid by the Parent to Ogden was approximately $45.2 million, consisting of approximately $36.7 million in cash and a note payable to Ogden from the Parent in the original amount of $8.5 million.

    Subsequent to the date of the closing of the Anteon Virginia acquisition and in accordance with the stock purchase agreement, the Parent filed a demand for litigation and arbitration against Ogden seeking refund of a portion of the purchase price. The Parent also filed a lawsuit against Ogden relating to alleged breaches by Ogden of certain representations under the stock purchase agreement. As of September 30, 1998, the litigation and arbitration proceedings were settled and resulted in a reduction of $4.85 million of the note payable to Ogden from the Parent in the 1996 acquisition of Anteon Virginia. The settlement was recognized as a reduction of the goodwill from the Anteon Virginia acquisition.

    On August 29, 1997, the Company acquired all of the outstanding stock of Vector Data Systems, Inc., as well as Vector's eighty percent interest in Vector Data Systems (UK) Limited (collectively, "Vector"), for approximately
$19 million in cash (net of $2.5 million in cash acquired). On May 29, 1998, the Company acquired all of the outstanding stock of Techmatics, Inc. for approximately $45.9 million in cash and notes. On June 23, 1999, the Company acquired all the outstanding stock of Analysis & Technology, Inc. (see note 4(a)). On October 20, 2000, the Company acquired all of the outstanding stock of Sherikon, Inc. (see note 4(b)). On July 20, 2001, the Company acquired the Training Division of SIGCOM, Inc. (see note 4(c)).

    The Company and its subsidiaries provide professional information technology, systems and software development, high technology research, and systems engineering services primarily to the U.S. government and its agencies.

    The Company is subject to all of the risks associated with conducting business with the U.S. federal government and its agencies, including the risk of contract terminations at the convenience of the government. In addition, government funding is dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which the Company's existing contracts will be funded in the future cannot be determined.

    On December 21, 2001, the Parent filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with the planned registration and issuance of the Parent's common stock in an initial public offering ("IPO"). Immediately prior to the IPO, it is expected that the Company will merge into the Parent with the Parent being the surviving entity. In connection with

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(1)  ORGANIZATION AND BUSINESS (CONTINUED)
the merger described above, outstanding shares and stock options of the Company (other than those held by the Parent) will be exchanged on a 2-for-1 basis for shares and options of the Parent.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(E)  DEFERRED FINANCING COSTS

    Costs associated with obtaining the Company's financing arrangements are deferred and amortized over the term of the financing arrangements using a method that approximates the effective interest method, and are included in intangible and other assets in the accompanying consolidated balance sheets.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(F)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles, including goodwill identified with those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows, excluding charges for interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, as determined by an analysis of discounted cash flows using a discount rate considering the Company's cost of capital and the risks associated with the recoverability of the assets.

    During 2001, the Company recognized an impairment charge of $750,000, included in general and administrative expenses in the accompanying consolidated statement of operations, to write-down the carrying value of a building to its fair market value.

    In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of, and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL OR INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 retains the requirements of SFAS No. 121 to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset; however, the Statement removes goodwill from its scope, and therefore eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 is effective January 1, 2002. The Company believes that the adoption of SFAS
No. 144 will not have a material impact on the Company's financial position or results of operations.

(G)  GOODWILL

    Goodwill relating to the Company's acquisitions represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and, for acquisitions completed prior to July 1, 2001, is amortized on a straight-line basis over periods ranging from twenty to thirty years. Determination of the amortization period is dependent on the nature of the operations acquired.

    Goodwill that is identified with acquired long-lived assets and identifiable intangibles is evaluated for impairment under SFAS No. 121. Goodwill that is not identified with long-lived assets and identifiable intangible assets is evaluated for impairment when events occur that suggest that the

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) goodwill may be impaired. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in federal government appropriations or funding of certain programs, or other similar events. The Company determines if an impairment has occurred based on a comparison of the carrying amount of such goodwill to the future undiscounted net cash flows, excluding charges for interest. If considered impaired, the impairment is measured by the amount by which the carrying amount of the goodwill exceeds its fair value, as determined by an analysis of discounted cash flows using a discount rate considering the Company's cost of capital and the related risks of recoverability.

    On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 141 and 142 are effective January 1, 2002, except for acquisitions occurring on or after July 1, 2001, for which the provisions of SFAS No. 141 and 142 are applicable. Accordingly, through December 31, 2001 the Company has continued to amortize goodwill and identifiable intangible assets related to acquisitions occurring before July 1, 2001, but in accordance with SFAS No. 142 is not amortizing goodwill from the acquisition of the training division of SIGCOM, which was acquired on July 20, 2001 (see note 4(c)). The Company is in the process of evaluating the adoption of SFAS No. 141 and 142 and has not yet fully determined the impact of adoption on the consolidated financial statements.

    Had the amortization provisions of SFAS No. 142 been applied as of January 1, 1999 for all of the Company's acquisitions, the Company's income
(loss) before extraordinary loss and net income (loss) would have been as follows (unaudited) (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Income (loss) before extraordinary item, as
  reported...........................................   $1,986     (2,909)      290
Goodwill amortization................................    5,663      4,714     3,440
Workforce in place amortization......................      545        570        --
                                                        ------     ------     -----
Income (loss) before extraordinary item, as
  adjusted...........................................    8,194      2,375     3,730
                                                        ------     ------     -----
Extraordinary gain (loss) net of tax.................       --        463        --
                                                        ------     ------     -----
Net income (loss), as adjusted.......................   $8,194      2,375     3,267
                                                        ======     ======     =====

(H)  OTHER INTANGIBLE ASSETS

    The Company amortizes, on a straight-line basis, the allocated cost of noncompete agreements entered into in connection with business combinations over the terms of the agreements. Other

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acquired intangibles related to workforce in place and acquired contracts are amortized straight-line based upon expected employment and contract periods, respectively.

    Upon the adoption of SFAS No. 141, intangible assets acquired in a business combination will only be recognized if such assets arise from a contractual or other legal right and are separable, that is, capable of being sold, transferred, licensed, rented, or exchanged. Intangible assets acquired in a business combination that do not meet this criteria are considered a component of goodwill. Specifically, the Company's workforce in place assets are not considered an intangible asset apart from goodwill, and will be aggregated with goodwill upon adoption of SFAS No. 141.

    Software development costs represent expenditures for the development of software products that have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the amount computed using the straight-line method over the remaining economic useful life of the product. The Company uses economic lives ranging from one to three years for all capitalized software development costs. Amortization of software development costs begins when the software product is available for general release to customers. As of December 31, 2001, $4,755,000 had been capitalized for software development all of which had been amortized. As of December 31, 2000, $6,186,000 had been capitalized and $2,810,000 had been amortized. Such costs are included in intangibles and other assets in the accompanying consolidated balance sheets.

(I)  REVENUE RECOGNITION

    Revenue from contract services, which represents in excess of 90% of consolidated revenues for each of the years ended December 31, 2001, 2000 and 1999, is earned under cost-reimbursement, time and materials, and fixed-price contracts. Revenue under cost-reimbursement contracts is recognized as costs are incurred and under time and materials contracts as time is spent and as materials costs are incurred. Revenue under fixed price contracts, including applicable fees and estimated profits, is recognized on the percentage of completion basis, using the cost-to-cost or units-of-delivery methods. The majority of the Company's cost-reimbursement contracts are either cost-plus-fixed-fee, cost-plus-award-fee or time and materials contracts. These contracts may either require the Company to work on defined tasks or deliver a specific number of hours of service. In either case, costs are reimbursed up to the contract-authorized cost ceiling as they are incurred. If a contracted task has not been completed or the specific number of hours of service has not been delivered at the time the authorized cost is expended, the Company may be required to complete the work or provide additional labor hours. The Company will be reimbursed for the additional costs but may not receive an additional fee or the fee may be prorated proportionately to the number of labor hours actually provided. For cost-plus-award-fee contracts, the Company recognizes the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding Company performance, including any interim performance evaluations rendered by the customer. If estimates indicate a

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) probable ultimate loss on a contract, provision is made immediately for the entire amount of the estimated future loss. Profits and losses accrued include the cumulative effect of changes in prior periods' cost estimates.

    The Company recognizes revenue under its U.S. federal government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred, and collectibility of the contract price is considered probable. The Company's contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, the Company considers its previous experiences with the customers, communications with the customers regarding funding status, and the Company's knowledge of available funding to the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

    The Company recognizes revenue under its U.S. federal government contracts based on allowable contract costs, as mandated by the U.S. federal government's cost accounting standards. The costs incurred by the Company under U.S. federal government contracts are subject to regulation and audit by certain agencies of the U.S. federal government. The Company provides an allowance for estimated contract disallowances based on the amount of probable cost disallowances. Such amounts have not been significant.

    Software revenue is generated from licensing software and providing services, including maintenance and technical support, and consulting. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. The Company's software license sales are not multi-element arrangements, i.e., they are not bundled with any other elements, such as maintenance and consulting services, and are recognized at the contractual price when all other recognition criteria are met. Services revenues consists of maintenance and technical support and is recognized ratably over the service period. Other services revenues are recognized as the related services are provided. Revenues from sales of products are generally recognized upon acceptance by the customer, which is typically within thirty days of shipment.

    Amounts collected in advance of being earned are recognized as deferred revenues.

(J)  COSTS OF ACQUISITIONS

    Costs incurred on successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued. Costs incurred on anticipated acquisitions are deferred.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(K)  INCOME TAXES

    The Company is currently included in the consolidated income tax returns of the Parent; however, the Company prepares its provisions for income taxes as if it filed its income tax returns separately. The Company calculates its income tax provision using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(L)  FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The balance sheets of the Company's foreign subsidiaries are translated to U.S. dollars for consolidated financial statement purposes using the current exchange rates in effect as of the balance sheet date. The revenue and expense accounts of foreign subsidiaries are converted using the weighted average exchange rate during the period. Gains or losses resulting from such translations are included in accumulated comprehensive income (loss) in stockholders' equity. Gains and losses from transactions denominated in foreign currencies are included in current period income. Foreign currency transaction gains and losses were not significant for the years ended December 31, 2001, 2000 and 1999.

(M)  ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, compensation expense for stock options granted to employees is recognized based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option at the date of grant. The Company has also granted stock appreciation rights to certain of the Company's directors. The Company recognizes compensation expense associated with the stock appreciation rights equal to the fair value of the underlying stock at each reporting period. The Company discloses the pro forma effect on net income (loss) as if the fair value based method of accounting as defined in Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION had been applied.

(N)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2001 and 2000, due to the relatively short duration of these financial instruments. Except for the senior subordinated notes payable, the carrying amounts of the Company's indebtedness approximate their fair values as of December 31, 2001 and 2000, as they bear interest rates that approximate market. The fair market value of the senior subordinated notes payable, based on quoted market value, was approximately $105.3 million and $88.0 million as of December 31, 2001 and 2000, respectively.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(O)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. The Company has entered into certain interest rate swap agreements which are accounted for under SFAS
No. 133. SFAS No. 133 requires that derivative instruments be recognized at fair value in the balance sheet. Changes in the fair value of derivative instruments that qualify as effective hedges of cash flows are recognized as a component of other comprehensive income (loss). Changes in the fair value of derivative instruments for all other hedging activities, including the ineffective portion of cash flow hedges, are recognized in current period earnings. The adoption of SFAS No. 133 had no significant impact on the Company's consolidated financial statements.

(P)  USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(Q)  RECLASSIFICATIONS

    Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

(R)  DUE FROM PARENT

    During 2000, the Company made a determination to classify approximately $7.5 million in amounts advanced to its Parent in prior years, and reflected as a long-term asset as of December 31, 1999, as a reduction of stockholders' equity. These advances have primarily been for the purpose of meeting the Parent's debt service requirements, and substantially all of the Company's equity has been provided by the Parent. For the years ended December 31, 2001 and 2000, the Company recognized $1,665,000 and $1,285,000, respectively, as a reduction of stockholders' equity for additional debt service payments made by the Company on behalf of the Parent. In addition, on June 29, 2001, the Company acquired a $3.2 million, nine percent senior subordinated note of the Parent which was originally payable to Ogden. The Company has recorded the purchase of the note due from the Parent as a reduction to stockholders' equity.

(S)  STOCK SPLIT

    On August 23, 2000, the Company's Board of Directors authorized a 4 for 1 stock split. All references to number of shares outstanding and stock options have been retroactively restated for the stock split.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(3)  SALES AND CLOSURE OF BUSINESSES

(A)  SALE OF CITE

    On June 29, 2001, the Company sold its Center for Information Technology Education ("CITE") business to a subsidiary of Pinnacle Software
Solutions, Inc. for a total purchase price of $100,000, of which $50,000 was paid on the date of closing, with the remainder due in six equal, monthly payments of approximately $8,300 beginning on August 1, 2001. CITE provides evening and weekend training for individuals to attain certification in Oracle developer and Java. Revenues generated by CITE were approximately $1.2 million, $2.5 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Operating income (loss) was approximately $(1.0) million, $414,000 and $(372,000) for the years ended December 31, 2001, 2000 and 1999, respectively. As of the date of sale, the carrying value of the net assets of CITE was approximately zero, resulting in a gain on the sale of the business of approximately $100,000.

(B)  CLOSURE OF CITI-SIUSS LLC

    During 1999, the Company and Criminal Investigative Technology, Inc. ("CITI") entered into a joint venture ("CITI-SIUSS LLC"), formerly known as Anteon-CITI LLC (the "Venture"). The Venture developed and marketed certain investigative support products and services. At the date of formation, CITI contributed certain assets to the Venture. The Company has the sole ability to control the management and operations of CITI-SIUSS LLC and, accordingly, consolidates its results. Under the joint venture agreement, Anteon was allocated 98% of the profits and losses of CITI-SIUSS until its investment in the Venture is recovered, at which time profits and losses are shared based on the respective ownership interests of the joint venturers. As Anteon has not yet recovered its investment, 98% of the Venture's losses had been allocated to Anteon and 2% recognized as minority interest in losses in the consolidated statements of operations. Upon the occurrence of certain events, the Company has the option to purchase the 50% interest owned by CITI, at a formula price as included in the joint venture agreement.

    On June 22, 2001, the Company decided to cease the operations of the Venture. The Company decided to close the business because the Company concluded that the Venture was not likely to establish a self-supporting business without significant capital contributions. Revenues generated by the Venture were approximately $1.5 million, $880,000 and $255,000 for the years ended
December 31, 2001, 2000 and 1999, respectively. Operating losses were approximately $2.6 million, $2.5 million and $97,000 for the years December 31, 2001, 2000 and 1999, respectively. The Venture is obligated to provide maintenance and support services on existing contracts through June 30, 2002. The remaining expected cost of fulfilling the Venture's existing maintenance and support contracts exceeds the related expected revenue by approximately $71,000, which has been accrued as a cost of revenue at December 31, 2001. Upon liquidation of the Venture, the Company anticipates that no excess proceeds will be available to the Company or the minority interest party in the Venture. Accordingly, the remaining minority interest of approximately $487,000 was reversed during the quarter ended June 30, 2001, and the resulting gain is included in gains on sales and closures of businesses in the accompanying consolidated statement of operations.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(3)  SALES AND CLOSURE OF BUSINESSES (CONTINUED)
    Subsequent to the decision to close the Venture, the Company was approached by several prospective customers about potential sales opportunities. Through December 31, 2001, none of these opportunities have resulted in sales, and management does not intend to make further investments in the software.

(C)  SALE OF INTERACTIVE MEDIA CORPORATION

    On July 20, 2001, the Company sold all of the stock in Interactive Media Corporation ("IMC") for $13.5 million in cash, subject to adjustment based on the amount of working capital (as defined in the sale agreement) as of the date of sale, which adjustment is currently being negotiated by the parties. In addition, the Company has a contingent right to receive an additional $500,000 in cash based on IMC's performance from the date of closing through the end of calendar year 2001, although the Company does not expect to realize any amounts under this provision of the sale agreement. Prior to the sale, IMC transferred to Anteon Virginia the assets of the government division of IMC, which specializes in training services primarily to the government marketplace. Accordingly, at the date of sale, IMC provided training services to customers primarily in the commercial marketplace. For the commercial division, revenues were approximately $11.7 million, $18.1 million and $15.2 million, for the years ended December 31, 2001, 2000 and 1999, respectively. Operating income (loss) was approximately $(41,000), $686,000 and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The total gain recognized on the sale of IMC was approximately $3.5 million, which reflects the Company's best estimate of the ultimate outcome of the working capital negotiation discussed above.

    As a result of the sale of IMC, the Company realized an income tax benefit of approximately $1,550,000 relating to differences between the income tax and financial statement carrying amounts of the Company's investment in IMC. Approximately $760,000 of this benefit resulted from differences that existed as of the date of the Company's acquisition of A&T, of which IMC was a subsidiary. Accordingly, during the third quarter of 2001, the Company recognized the income tax benefit related to the pre-acquisition difference as a reduction of goodwill from the acquisition of A&T, and recognized the remaining tax benefit of $790,000 as a reduction of income tax expense.

(D)  CLOSURE OF SOUTH TEXAS SHIP REPAIR

    On December 19, 2001, the Company decided to close the South Texas Ship Repair ("STSR") business which was acquired as part of the Sherikon acquisition in October 2000. STSR specialized in the repair of ships for both government and commercial customers. Revenues were $3.3 million and $714,000, respectively, and operating income (loss) was $(2.1) million and $(29,000), respectively, for the years ended December 31, 2001 and 2000. In conjunction with the closure of STSR, the Company recognized a charge of approximately $1.0 million for the write-down of goodwill from the Sherikon acquisition which was attributable to STSR. This charge is included in goodwill amortization in the accompanying consolidated statement of operations.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(4)  ACQUISITIONS

(A)  ANALYSIS & TECHNOLOGY, INC.

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

    The total purchase price paid, including transaction costs, of approximately $115.6 million, has been allocated to the assets and liabilities acquired as follows (in thousands):

Accounts receivable.........................................  $ 29,910
Prepaid expenses and other current assets...................     2,985
Property and equipment......................................    13,727
Other assets................................................     1,606
Goodwill....................................................    73,012
In place workforce..........................................     2,500
Contracts...................................................     6,800
Deferred tax liabilities, net...............................      (667)
Accounts payable and accrued expenses.......................   (12,197)
Mortgage note payable.......................................    (2,077)
                                                              --------
  Total consideration.......................................  $115,599
                                                              ========

    Transaction costs of approximately $4.5 million were incurred in connection with the acquisition, including a fee of approximately $1.1 million paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Parent.

    Since the date of acquisition, the management has integrated A&T into Anteon's management structure in an attempt to achieve synergies between the two organizations. As a result of the integration efforts, certain executive officers of A&T either resigned or were terminated during 1999 and exercised their rights to certain consideration established through pre-existing employment agreements. These costs are recorded as "acquisition-related severance costs" in the 1999 consolidated statement of operations.

(B)  SHERIKON, INC.

    On October 20, 2000, the Company purchased all of the outstanding stock of Sherikon, Inc., a technology solutions and services firm based in Chantilly, Virginia, for a total purchase price of approximately $34.8 million, including transaction costs of approximately $861,000. Under the terms of

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(4)  ACQUISITIONS (CONTINUED)
the sale, the total purchase price included, at closing, a cash payment of $20.8 million to the shareholders of Sherikon, Inc., cash payments of approximately $5.2 million to certain executives and employees of Sherikon, Inc., and subordinated notes payable totaling $7.5 million, of which $5.0 million was due and paid in 2001 and $2.5 million is due at the end of the second year after closing. The subordinated notes carry a 0% coupon rate. The present value of the subordinated notes payable, using an assumed borrowing rate of 11.75%, was approximately $6.5 million as of the date of purchase. In addition, the Company guaranteed certain bonuses totaling approximately
$1.75 million to former Sherikon employees payable in two installments, the first of which was paid in October 2001 and the second of which is due in October 2002. Such bonuses are not contingent on continued employment with the Company, and the present value of such amount, assuming an 11.75% discount rate, of $1,503,000, was recognized as additional purchase consideration. The transaction was accounted for using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates by management. The identifiable intangible assets were acquired contracts and workforce in place. These assets were valued, based on an independent appraisal, at $1,310,000 and $760,000, respectively. Both have expected useful lives of 4 years. Goodwill is being amortized on a straight-line basis over twenty years.

    The total purchase price paid, including transaction costs, of $34.8 million, was preliminarily allocated to the assets and liabilities acquired as follows (in thousands):

Cash........................................................  $     2,924
Accounts receivable.........................................       15,191
Prepaid expenses and other current assets...................          544
Property and equipment......................................          353
Other assets................................................          248
Contracts...................................................        1,310
In place workforce..........................................          760
Goodwill....................................................       20,177
Deferred tax assets, net....................................        2,932
Accounts payable and accrued expenses.......................       (9,423)
Long-term liabilities.......................................         (207)
                                                              -----------
  Total consideration.......................................  $    34,809
                                                              ===========

    During the third quarter of 2001, the Company finalized the allocation of the purchase price, resulting in an increase of $100,000 in goodwill and accrued liabilities related to contingencies identified at the date of acquisition. During the fourth quarter of 2001, the Company made the decision to close STSR, which was acquired as part of Sherikon. The Company wrote off goodwill of approximately $1.0 million in connection with the closure (see note 3(d)).

    Transaction costs of approximately $861,000 include a $300,000 fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Parent.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(4)  ACQUISITIONS (CONTINUED)
(C)  THE TRAINING DIVISION OF SIGCOM, INC.

    On July 20, 2001, the Company acquired the assets, contracts and personnel of the training division of SIGCOM, Inc. ("SIGCOM"). The principal business of SIGCOM's training division is the design, construction, instrumentation, training and maintenance of simulated live-fire training facilities to help acclimate members of the armed forces to combat conditions in urban areas. The Company's primary reason for acquiring SIGCOM was the significant capabilities of SIGCOM that will augment the Company's U.S. homeland defense training capabilities. The total purchase price was $11.0 million, including $409,000 of transaction costs, of which $10.0 million was paid in cash to the seller and $1.0 million of which was placed in escrow to secure the seller's obligation to indemnify the Company for certain potential liabilities which were not assumed by the Company. Transaction costs include a $100,000 fee paid to Caxton-Iseman Capital, Inc., an affiliate of and advisor to the Parent. The transaction was accounted for using the purchase method, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates by management. The Company has allocated approximately $4.1 million of the purchase price to accounts receivable, approximately
$1.5 million to acquired accounts payable and accrued liabilities, and $440,000 of the purchase price to an intangible asset related to contract backlog, which is being amortized over a two-year period. Approximately $8.1 million has been preliminarily allocated to tax deductible goodwill arising from the acquisition, which, in accordance with SFAS No. 141 and 142, is not being amortized.

(D)  UNAUDITED PRO FORMA DATA

    The following unaudited pro forma summary presents consolidated information as if the acquisition of the Training Division of SIGCOM had occurred as of January 1, 2000, and the acquisitions of Sherikon and A&T had occurred as of January 1, 1999. The pro forma summary is provided for informational purposes only and is based on historical information that does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Total revenues..............................................  $723,498   612,278    553,666
Total expenses..............................................   720,876   612.994    555,783
                                                              --------   -------    -------
Income (loss) before extraordinary item.....................     2,622      (712)    (2,117)
                                                              --------   -------    -------
Net income (loss)...........................................  $  2,622      (712)    (2,580)
                                                              ========   =======    =======

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(5)  ACCOUNTS RECEIVABLE

    The components of accounts receivable as of December 31, 2001 and 2000, are as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Billed and billable.........................................  $116,539   124,417
Unbilled....................................................    15,508     9,924
Retainages due upon contract completion.....................     3,797     2,376
Allowance for doubtful accounts.............................    (4,499)   (4,348)
                                                              --------   -------
  Total.....................................................  $131,345   132,369
                                                              ========   =======

    In excess of 95% of the Company's revenues for each of 2001, 2000 and 1999 have been earned, and accounts receivable as of December 31, 2001 and 2000 are due, from agencies of the U.S. federal government. Unbilled costs and fees and retainages billable upon completion of contracts are amounts due primarily within one year and will be billed on the basis of contract terms and delivery schedules. Unbilled costs and fees include amounts which will not be billable until funding authorization for a portion of the contract has been obtained, as well as amounts related to estimated award fees which will not be billable until awarded, which management expects will occur in the near term.

    The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts, and therefore its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit, including by the U.S. Defense Contract Audit Agency ("DCAA") or by other appropriate agencies of the U.S. government. Such agencies have the right to challenge the Company's cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Incurred cost audits have been completed by DCAA through 1998. Historically, such audits have not resulted in any significant disallowed costs. Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on the Company's financial condition or results of operations.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(6)  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31, 2001 and 2000 (in thousands):

                                                            2001       2000
                                                          --------   --------
Land....................................................  $    544        544
Buildings...............................................     2,429      3,179
Computer hardware and software..........................    10,649     16,574
Furniture and equipment.................................     5,890      5,978
Leasehold improvements..................................     5,047      3,819
                                                            24,559     30,094
Less--accumulated depreciation and amortization.........   (11,815)   (12,120)
                                                          --------   --------
                                                          $ 12,744     17,974
                                                          ========   ========

(7)  ACCRUED EXPENSES

    The components of accrued expenses as of December 31, 2001 and 2000, are as follows (in thousands):

                                                               2001       2000
                                                             --------   --------
Accrued payroll and related benefits.......................  $31,586     26,996
Accrued subcontractor costs................................   14,438     10,203
Accrued interest...........................................    1,798      1,648
Other accrued expenses.....................................    6,380      7,835
                                                             -------     ------
                                                             $54,202     46,682
                                                             =======     ======

(8)  INDEBTEDNESS

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

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(8)  INDEBTEDNESS (CONTINUED)
    Under the Old Credit Facility, the interest rate on the Revolver varied based on Anteon Virginia's ratio of debt-to-earnings before income taxes, depreciation and amortization, calculated quarterly. Interest was payable on a quarterly basis. During the year ended December 31, 1999, interest on the Revolver ranged from 7.5 percent to 8.5 percent.

    The interest rate on the Acquisition Facility varied using a performance-based interest rate schedule measured using Anteon Virginia's ratio of debt-to-earnings before income taxes, depreciation and amortization and was calculated quarterly. Interest was payable on a quarterly basis. Interest rates charged on the Acquisition Facility ranged from 7.5 percent to 9.0 percent during the year ended December 31, 1999.

    Total interest expense incurred on the Revolver and Acquisition Facility arrangements for the year ended December 31, 1999 was approximately $3,049,000.

    The Revolver was collateralized by certain assets of the Company and certain assets of its subsidiaries. The subsidiaries' security interest was limited to its obligations under these bank notes. The terms of the Old Credit Facility restricted the ability of the Company to pay dividends, although Anteon Virginia could declare dividends payable to the Parent in order to pay required payments on certain of the Parent's long-term debt.

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

    Under the terms of the New Credit Facility, the Company entered into promissory notes with aggregate available financing facilities of $180,000,000. As of December 31, 2001, the New Credit Facility is comprised of a revolving credit facility for aggregate borrowings of up to $120,000,000 ("Revolving Facility"), as determined based on a portion of eligible billed accounts receivable and a portion of eligible unbilled accounts receivable and the ratio of net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, and maturing on June 23, 2005; and a $60,000,000 note ("Term Loan") with principal payments due quarterly commencing June 30, 2001, and $15,000,000 at maturity on June 23, 2005. However, under certain conditions related to excess annual cash flow, as defined in the agreement, and the receipt of proceeds from certain asset sales, and debt or equity issuances, the Company is required to prepay, in amounts specified in the agreement, borrowings under the Term Loan. Due to excess cash flows generated during 2001, an additional principal payment of $10,693,000 under the Term Loan is due by March 31, 2002. Accordingly, this amount is included in the current portion of the Term Loan as of December 31, 2001.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(8)  INDEBTEDNESS (CONTINUED)
    Under the New Credit Facility, the interest rate on both the Revolving Facility and the Term Loan vary using the Libor rate plus a margin determined using the Company's ratio of net debt-to-earnings before interest, taxes, depreciation and amortization. Interest is payable on the last day of each quarter. During the years ended December 31, 2001, 2000 and 1999, the interest rates on the Revolving Facility and Term Loan ranged from 4.61 percent to
11.75 percent, 8.8375 percent to 11.75 percent, and 10 percent to 10.75, respectively.

    As of December 31, 2001, the outstanding amounts under the New Credit Facility were as follows (in thousands):

                                                                2001
                                                              --------
Revolving Facility..........................................  $18,700
Term Loan...................................................   47,054
                                                              -------
                                                              $65,754
                                                              =======

    The remaining available limit for the Revolving Facility as of December 31, 2001 was $77,400,000.

    For the years ended December 31, 2001, 2000 and 1999, total interest expense incurred on the Revolving Facility and Term Loan was approximately $2,677,000 and $4,140,000, respectively, $2,264,000 and $5,852,000, respectively, and
$860,000 and $2,869,000, respectively. In addition, in 1999 the Company incurred $654,000 in bridge financing costs.

    The Revolving Facility and Term Loan are collateralized by certain assets of the Company and certain assets of its subsidiaries. The subsidiaries' security interest is limited to obligations under these bank notes. In addition, the New Credit Facility has restrictions on the ability of the Company to incur additional debt, and on dividends and distributions. These restrictions limit the ability to declare or pay, directly or indirectly, any dividend or make any other distribution unless certain conditions are met. In addition, the New Credit Facility requires the Company to meet certain quarterly and annual financial covenants.

(C) SENIOR SUBORDINATED NOTES PAYABLE

    On May 11, 1999, the Company sold $100,000,000, in aggregate principal, of ten-year, 12 percent Senior Subordinated Notes ("Notes"). These Notes were principally used to purchase A&T (note 4(a)). The Notes are subordinate to the Company's New Credit Facility but rank senior to any other subordinated indebtedness. The Notes mature May 15, 2009 and interest is payable semi-annually on May 15 and November 15. Total interest expense incurred during 2001, 2000 and 1999 approximated $12,000,000, $12,100,000 and $7,500,000, respectively.

    The Company cannot redeem the Notes prior to May 15, 2004 except under certain conditions. Under certain limitations and prior to May 15, 2002, the Company can elect to redeem the Notes, at certain redemption prices, in an aggregate amount not to exceed 25 percent of the sum of the original principal amount of the Notes and the original principal amount of any other notes issued under the

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(8)  INDEBTEDNESS (CONTINUED)
same indenture with proceeds from certain equity offerings. In addition, under certain conditions after May 15, 2004, the Company can redeem some portion of the Notes at certain redemption prices.

    The Notes are guaranteed by each of the Company's existing and certain future domestic subsidiaries. The Notes include certain restrictions regarding additional indebtedness, dividend distributions, investing activities, stock sales, transactions with affiliates, and asset sales and transfers.

(D) SUBORDINATED NOTES PAYABLE

    In connection with the purchase of Techmatics, in 1998, the Company entered into subordinated promissory notes with the Techmatics shareholders and option holders as of the date of acquisition in the principal amount of $10,000,000, discounted as of the date of acquisition to approximately $8,880,000. One-tenth of the total amount of principal was paid on May 31, 1999, with the remaining nine-tenths paid on May 31, 2000. Interest began accruing on May 31, 1999 at 6 percent per year on four-ninths of the principal amount outstanding. Total interest expense incurred on the subordinated notes payable to the Techmatics shareholders for the years ended December 31, 2000 and 1999 was approximately $117,000 and $672,000, respectively.

    In connection with the purchase of Sherikon (note 4(b)), the Company entered into subordinated promissory notes with the Sherikon shareholders as of the date of acquisition in the aggregate principal amount of $7.5 million, discounted to approximately $6.5 million. During 2001, $5.0 million of the subordinated promissory notes were repaid. The remaining $2.5 million of subordinated promissory notes are due on October 20, 2002. During the year ended
December 31, 2001 and 2000, total interest expense on the subordinated promissory notes with the Sherikon shareholders was approximately $665,000 and $156,000, respectively.

(E) FUTURE MATURITIES

    Scheduled future maturities under the Company's indebtedness are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2002......................................................  $ 20,049
2003......................................................     6,573
2004......................................................     6,573
2005......................................................    35,342
2006......................................................        --
Thereafter................................................   100,000
                                                            --------
                                                            $168,537
                                                            ========

(F) INTEREST RATE SWAP AGREEMENTS

OBJECTIVES AND CONTEXT

    The Company uses variable-rate debt to finance its operations through its Revolving Facility and Term Loan. These debt obligations expose the Company to variability in interest payments due to

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(8)  INDEBTEDNESS (CONTINUED)
changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

    Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge a portion of its longer-term variable interest payments for the Revolving Facility and Term Loan.

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

RISK MANAGEMENT POLICIES

    The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

    The Company monitors interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions and estimates the expected impact of changes in interest rates on the Company's future cash flows.

    Upon adoption of SFAS No. 133, the fair value of interest rate swaps was recorded as a transition adjustment to accumulated other comprehensive income. This resulted in a decrease of $629,000, net of tax, to accumulated other comprehensive income as of January 1, 2001. Changes subsequent to January 1, 2001 in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations effects earnings.

    Over the next twelve months, approximately $1.0 million of losses in accumulated other comprehensive loss related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of December 31, 2001, the fair value of the Company's interest swap agreements resulted in a net liability of $2.8 million and has been included in other current liabilities.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(8)  INDEBTEDNESS (CONTINUED)
    The Company's interest rate swap agreements effectively changed the Company's interest rate exposure for the following amounts, as of December 31, 2001, to the following fixed rates:

                                                                     EFFECTIVE     FAIR VALUE AS OF
         DATE OF SWAP             NOTIONAL        MATURITY OF        FIXED RATE    DECEMBER 31, 2001
           AGREEMENT               AMOUNT        SWAP AGREEMENT     OF INTEREST     (IN THOUSANDS)
-------------------------------  -----------   ------------------   ------------   -----------------
September 1998.................  $5 million    September 25, 2003   5.02 percent         $  (160)
March 2000.....................  $20 million   December 30, 2003    6.31 percent         $(1,160)
May 2000.......................  $10 million      May 31, 2002      7.61 percent         $  (281)
June 2000......................  $5 million       May 31, 2002      7.26 percent         $  (131)
July 2000......................  $5 million      July 26, 2003      6.85 percent         $  (340)
September 2000.................  $5 million    September 14, 2003   6.72 percent         $  (313)
June 2001......................  $10 million     June 30, 2004      5.78 percent         $  (456)

    The fair value of interest rate swaps is the estimated amount, based on quoted market prices, that the counterparty would (receive) pay to terminate the swap agreements at December 31, 2001.

(9)  INCOME TAXES

    The provisions for income taxes for the years ended December 31, 2001, 2000 and 1999, consist of the following (in thousands), respectively:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Current provision (benefit):
  Federal...................................................   $1,140       293      (1,593)
  State.....................................................      802       197        (479)
  Foreign...................................................       62       104          37
                                                               ------     -----      ------
    Total current provision (benefit).......................    2,004       594      (2,035)
                                                               ------     -----      ------
Deferred provision (benefit):
  Federal...................................................    2,766       350       2,875
  State.....................................................      970       346         662
  Foreign...................................................       55       (65)         41
                                                               ------     -----      ------
    Total deferred provision (benefit)......................    3,791       631       3,578
                                                               ------     -----      ------
    Total income tax provision..............................   $5,795     1,225       1,543
                                                               ======     =====      ======

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(9)  INCOME TAXES (CONTINUED)

    The income tax provisions for the years ended December 31, 2001, 2000 and 1999 differ from that computed by applying the statutory U.S. federal income tax rate of 35 percent in 2001 and 34 percent in 2000 and 1999 to pre-tax income
(loss) as set forth below (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Expected tax expense (benefit), computed at statutory
  rate......................................................   $2,724      (572)       637
State taxes, net of federal expense.........................    1,339       104         94
Nondeductible expenses......................................      304       264        168
Goodwill amortization.......................................    1,804     1,075        663
Valuation allowance.........................................       --       295         --
Foreign rate differences....................................      (21)        9        (19)
Increase in marginal federal rate...........................      171        --         --
Stock basis difference on sale of subsidiary................     (790)       --         --
Other.......................................................      264        50         --
                                                               ------     -----      -----
                                                               $5,795     1,225      1,543
                                                               ======     =====      =====

    The tax effect of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000, are presented below (in thousands):

                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Accrued expenses..........................................  $ 6,101      6,034
  Intangible assets, due to differences in amortization.....    4,411      5,007
  Interest rate swaps.......................................    1,136         --
  Accounts receivable allowances............................      634        591
  Property and equipment, due to differences in
    depreciation............................................      493        476
  Net operating loss carryover..............................      574      2,448
                                                              -------     ------
    Total gross deferred tax assets.........................   13,349     14,556
    Less valuation allowance................................     (295)      (295)
                                                              -------     ------
    Net deferred tax assets.................................   13,054     14,261
                                                              =======     ======
Deferred tax liabilities:
  Deductible goodwill, due to differences in amortization...    7,552      9,728
  Revenue recognition differences...........................    6,500      4,941
  Accrued expenses..........................................    6,058      3,318
  Property and equipment, due to differences in
    depreciation............................................      742      1,865
                                                              -------     ------
    Total deferred tax liabilities..........................   20,852     19,852
                                                              -------     ------
    Deferred tax assets (liabilities), net..................  $(7,798)    (5,591)
                                                              =======     ======

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(9)  INCOME TAXES (CONTINUED)
    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income, scheduled reversal of deferred tax liabilities, and projections of future taxable income over the periods in which the temporary differences become deductible based on available tax planning strategies, management presently believes that it is more likely than not that the Company will realize the majority of the benefits of these deductible differences, although the Company has established a valuation allowance as of December 31, 2001 and 2000 of $295,000 against certain state net operating loss carryforwards. The valuation allowance for deferred tax assets as of December 31, 1999 was $0. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $0 and $295,000, respectively. At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $158,000 and $9,926,000, respectively. Such carryforwards have various expiration dates beginning in 2004.

(10)  EMPLOYEE BENEFIT PLANS

    Employees of the Company may participate in 401(k) retirement savings plans, whereby employees may elect to make contributions pursuant to a salary reduction agreement upon meeting eligibility requirements. Participants may contribute up to 22 percent (20 percent prior to January 2, 2001) of salary in any calendar year to these plans, provided that amounts in total do not exceed certain statutory limits. The Company matches up to 50 percent of the first 6 percent of a participant's contributions subject to certain limitations. The Company made contributions to these plans of approximately $5,616,000, $5,300,000 and $2,306,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

    The A&T Savings and Investment Plan was a discretionary contribution plan as defined in the Internal Revenue Code, Section 401(a)(27). Effective
December 31, 2000, the plan's assets were transferred to the Anteon Virginia 401(k) plan. The Plan covered substantially all of A&T's full-time employees. A&T's contributions were made at the discretion of the Board of Directors for any plan year. A&T's matching contributions to this plan for the year ended December 31, 2000 and from the date of acquisition of A&T by the Company to December 31, 1999, were approximately $2,260,000 and $1,019,000, respectively.

(11)  STOCK OPTION AND OTHER COMPENSATION PLANS

(A)  STOCK OPTION PLAN

    In February 1997, the Board of Directors approved the adoption of the Anteon Virginia Corporation Omnibus Stock Plan ("the Anteon Virginia Plan"). At the discretion of the Board of Directors, the Anteon Virginia Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, and/or phantom stock to employees or directors of the

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(11)  STOCK OPTION AND OTHER COMPENSATION PLANS (CONTINUED)
Company. As of December 31, 2001, an aggregate of 2,609,940 shares of Anteon Virginia's common stock were reserved for issuance under the Anteon Virginia Plan.

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

    For stock options granted to directors of the Company, 33 1/3 percent of the shares subject to the options vest on the first anniversary of the grant date and an additional 33 1/3 percent vest on the two succeeding anniversaries of the grant date. The directors options expire on July 31, 2002.

    The following tables summarize information regarding options under the Anteon Virginia Plan, excluding the 2-for-1 exchange in the expected merger of the Company into the Parent (see note 1):

                                                                     WEIGHTED
                                                                     AVERAGE    OUTSTANDING
                                           NUMBER     OPTION PRICE   EXERCISE       AND
                                          OF SHARES    PER SHARE      PRICE     EXERCISABLE
                                          ---------   ------------   --------   -----------
Outstanding at December 31, 1998........  1,218,160   $ 1.69- 9.33    $ 5.54       208,836
  Granted...............................    695,000     9.72-10.50     10.90
  Exercised.............................    (21,520)     1.69-8.04      2.04
  Cancelled or expired..................    (77,800)    1.69-10.50      8.88
                                          ---------   ------------    ------     ---------
Outstanding at December 31, 1999........  1,813,840   $ 1.69-10.50    $ 7.30       426,864
  Granted...............................    482,500    12.50-12.97     12.62
  Exercised.............................    (21,440)    9.72-12.81     12.41
  Cancelled or expired..................   (131,900)    1.69-12.50      9.99
                                          ---------   ------------    ------     ---------
Outstanding at December 31, 2000........  2,143,000   $ 1.69-12.97    $ 8.53       744,758
  Granted...............................     32,000          16.19     16.19
  Exercised.............................    (41,340)    1.69-12.81      3.67
  Cancelled or expired..................   (125,240)    1.69-16.19     11.27
                                          ---------   ------------    ------     ---------
Outstanding at December 31, 2001........  2,008,420   $ 1.69-16.19    $ 8.41     1,093,960
                                          =========   ============    ======     =========

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(11)  STOCK OPTION AND OTHER COMPENSATION PLANS (CONTINUED)
    Option and weighted average price information by price group is as follows:

                                                        SHARES OUTSTANDING           EXERCISABLE SHARES
                                                 --------------------------------   --------------------
                                                             WEIGHTED   WEIGHTED                WEIGHTED
                                                             AVERAGE     AVERAGE                AVERAGE
                                                  NUMBER     EXERCISE   REMAINING    NUMBER     EXERCISE
                                                 OF SHARES    PRICE       LIFE      OF SHARES    PRICE
                                                 ---------   --------   ---------   ---------   --------
December 31, 2001:
  $1.69........................................  487,920      $ 1.69       2.8       466,640     $ 1.69
  $4.59 to $6.73...............................  44,800         4.78       3.8        32,000       4.75
  $8.04 to $9.33...............................  507,200        9.23       4.7       301,680       9.23
  $9.72 to $10.50..............................  503,300       10.38       5.6       201,560      10.38
  $12.50 to $12.97.............................  439,200       12.60       5.5        87,600      12.60
  $16.19 26,000................................  16.19           7.3        --            --
                                                  =======     ======       ===       =======     ======

(B)  DIRECTORS DEFERRED COMPENSATION PLAN

    Under a plan effective at the beginning of 2000, certain of the Company's directors are compensated on a deferred basis. In lieu of their annual director fees, each director under the plan may elect to defer compensation, payable in either: (1) cash upon the completion of their service as a director, equal to the annual fees due them plus interest accruing at an annual rate equal to the average of the Company's one-year borrowing cost as in effect at the beginning of each quarter and the end of each quarter, (2) a stock appreciation right based on the number of shares that could be acquired in consideration of the annual fees, or (3) a combination of each of the above. As of December 31, 2001, stock appreciation rights on 7,974 shares of the Company's common stock have been granted to these directors. The Company recognized approximately $144,000 during the year ended December 31, 2001 as compensation expense related to these stock appreciation rights. The amount of compensation expense for the year ended December 31, 2000 was not significant.

(C)  PRO FORMA DISCLOSURES

    The Company applies APB No. 25 and related interpretations in accounting for the Anteon Virginia Plan. Adoption of the fair value provisions prescribed in SFAS No. 123 is optional with respect to stock-based compensation to employees; however, pro forma disclosures are required as if the Company adopted the fair value recognition requirements under SFAS No. 123.

    Had compensation cost for the Company's grants under the Anteon Virginia Plan been determined consistent with the fair value provisions prescribed in SFAS No. 123, the Company's pro forma net income (loss) for the years ended December 31, 2001, 2000 and 1999 would approximate $1,244,000, $(4,033,000) and
$(699,000), respectively, using an expected option life of 7 years, dividend yield rate of 0 percent, volatility rates of 70 percent, 20 percent and 20 percent, and risk-free interest rates of 4.84, 5.16 and 6.61 percent for 2001, 2000 and 1999, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(12)  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), includes the Company's unrealized gains (losses) on investments, the accumulated foreign currency translation adjustment and changes in the fair values of interest rate swaps. The Company presents comprehensive income (loss) as a component of the accompanying consolidated statements of stockholders' equity. During 1999, the Company sold all of its investments in equity securities. The amount of accumulated foreign currency translation adjustment was approximately $(43,000), $37,000, and $(5,000), as of December 31, 2001, 2000 and 1999, respectively. The amount of accumulated decreases in the fair value of interest rate swaps was $2.8 million
$(1.7 million, net of tax) as of December 31, 2001.

(13)  COMMITMENTS AND CONTINGENCIES

(A)  LEASES

    The Company leases facilities and certain equipment under operating lease agreements expiring at various dates through 2010. As of December 31, 2001, the aggregate minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

    YEAR ENDING DECEMBER 31,

2002......................................................  $ 20,408
2003......................................................    20,247
2004......................................................    16,998
2005......................................................    14,731
2006......................................................    13,194
Thereafter................................................    48,980
                                                            --------
      Total minimum lease payments........................  $134,558
                                                            ========

Rent expense under all operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $23,057,000, $17,747,000 and $11,887,000, respectively.

(B) MANAGEMENT FEES

    Effective June 1, 1999, the Company entered into an arrangement with Caxton-Iseman Capital, Inc., an affiliate and advisor to the Parent, whereby the amount the Company is required to pay for management fees to Caxton-Iseman Capital, Inc. increased to $1,000,000 per year. Prior to the completion of the acquisition of A&T, the annual management fee was $500,000 and covered the period beginning January 1, 1999.

    During the years ended December 31, 2001, 2000 and 1999, the Company incurred $1,000,000, $1,000,000 and $750,000, respectively, of management fees with Caxton-Iseman Capital, Inc.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(13)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Effective December 31, 2001, the Company entered into a new agreement with Caxton-Iseman Capital, Inc. that terminated the management fee agreement. Under the terms of this new agreement, the Company is obligated to pay Caxton-Iseman Capital, Inc. a one-time $3.6 million fee, which was recognized as general and administrative expense in 2001 and is reflected as due to related party in the accompanying consolidated balance sheet as of December 31, 2001. As a result, Caxton-Iseman will no longer provide management advisory services to the Company. Any further services requested by the Company that are provided by Caxton-Iseman, if any, will be paid for by the Company at rates negotiated at that time.

(C)  LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings in the ordinary course of business. Management of the Company and its legal counsel cannot currently predict the ultimate outcome of these matters, but do not believe that they will have a material impact on the Company's financial position or results of operations.

    The Company entered into a settlement agreement on April 24, 2001 with Cambridge Technology Partners, Inc. ("Cambridge") to resolve a legal action brought by Cambridge against the Company for work performed solely by Cambridge for the United States Customs Service ("Customs Service"). In 1998, the Customs Service requested that the Company enter into a contract for the sole purpose of allowing the Customs Service to direct all work to Cambridge to develop software as part of a Customs Service information system modernization program. The Company awarded Cambridge a subcontract to perform all of the software development effort required by the contract without any work being performed by the Company. In 1999, the Customs Service rejected the Cambridge developed software. As a result, the Company terminated the Cambridge subcontract. The Customs Service and the Company negotiated a no-cost termination to resolve the matter. In 2000, Cambridge filed a lawsuit seeking payment of the subcontract amount, approximately $3.0 million, plus pre-judgment interest. The Company filed a counter-claim for damages. While the Company believed that it had a strong defense and would likely have prevailed at trial, settlement discussions with Cambridge just prior to the trial date in April 2001 resulted in the Company deciding to settle the matter. The Company concluded this decision was in the best interests of the Company in light of the diversion of management time a trial would cause, the additional legal fees that would be incurred and the ultimate uncertainties of trial. Under the terms of the settlement agreement, the Company agreed to pay Cambridge $600,000. In exchange, Cambridge agreed to dismiss all claims against the Company. The Company also agreed to dismiss its counter-claims against Cambridge. The settlement was recognized as general and administrative expense during the quarter ended March 31, 2001.

(14)  DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION

    The Company's wholly-owned domestic subsidiaries are guarantors (the "Subsidiary Guarantors") under the terms of the New Credit Facility (see note 8(b)) and the $100,000,000, 12 percent Senior Subordinated Notes (see note 8(c)). Such guarantees are full, unconditional and joint and several.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(14) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION (CONTINUED) Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows information for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for the Company. Effective January 1, 2001, the Company contributed substantially all of its operating assets and liabilities to one of its guarantor subsidiaries.

                                                               AS OF DECEMBER 31, 2001
                                      -------------------------------------------------------------------------
                                                                                                  CONSOLIDATED
                                         ANTEON                          NON-                        ANTEON
CONDENSED CONSOLIDATED                INTERNATIONAL    GUARANTOR      GUARANTOR     ELIMINATION   INTERNATIONAL
BALANCE SHEETS                         CORPORATION    SUBSIDIARIES   SUBSIDIARIES     ENTRIES      CORPORATION
----------------------                -------------   ------------   ------------   -----------   -------------
                                                                   (IN THOUSANDS)
Cash and cash equivalents...........    $  2,674          (1,669)          251              --         1,256
Accounts receivable, net............          --         129,709         1,636              --       131,345
Other current assets................       1,198           6,603           495              --         8,296
Property and equipment, net.........       1,828          10,791           125              --        12,744
Due from Parent.....................     (24,841)         25,430          (589)             --            --
Investment in and advances to
  subsidiaries......................      83,898              26            --         (83,924)           --
Goodwill, net.......................      92,949          43,673            --              --       136,622
Intangible and other assets, net....      11,106           1,579           182              --        12,867
                                        --------        --------       -------        --------      --------
      Total Assets..................     168,812         216,142         2,100         (83,924)      303,130
                                        ========        ========       =======        ========      ========
Indebtedness........................     168,022             515            --              --       168,537
Accounts payable....................          --          24,448           580              --        25,028
Due to related party................          --           3,600            --              --         3,600
Accrued expenses....................       4,639          52,633           327              --        57,599
Deferred revenue....................          --           8,529           214              --         8,743
Other long-term liabilities.........          --           9,570           381              --         9,951
                                        --------        --------       -------        --------      --------
      Total Liablities..............     172,661          99,295         1,502              --       273,458
                                        --------        --------       -------        --------      --------
Minority interest in subsidiaries...          --              --           138              --           138
Total stockholders' equity..........      (3,849)        116,847           460         (83,924)       29,534
                                        --------        --------       -------        --------      --------
      Total Liabilities and
      Stockholders equity...........    $168,812         216,142         2,100         (83,924)      303,130
                                        ========        ========       =======        ========      ========

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(14)  DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                                                        FOR THE YEAR ENDED DECEMBER 31, 2001
                                      -------------------------------------------------------------------------
                                                                                                  CONSOLIDATED
                                         ANTEON                          NON-                        ANTEON
CONDENSED CONSOLIDATED                INTERNATIONAL    GUARANTOR      GUARANTOR     ELIMINATION   INTERNATIONAL
STATEMENTS OF OPERATIONS               CORPORATION    SUBSIDIARIES   SUBSIDIARIES     ENTRIES      CORPORATION
------------------------              -------------   ------------   ------------   -----------   -------------
                                                                   (IN THOUSANDS)
Revenues............................    $     --        716,616         8,662         (10,255)        715,023
Costs of revenues...................          --        629,729         7,868         (10,255)        627,342
                                        --------        -------         -----         -------         -------
        Gross profit................          --         86,887           794              --          87,681
Total operating expenses............       4,123         56,262           431              --          60,816
                                        --------        -------         -----         -------         -------
        Operating income............      (4,123)        30,625           363              --          26,865
Other income........................          --          4,046         4,046
Interest expense (income), net......      13,616          9,507           (17)             --          23,106
Minority interest in (earnings)
  losses of subsidiaries............          --             32           (56)             --             (24)
                                        --------        -------         -----         -------         -------
    Income (loss) before provision
      for income taxes..............     (17,739)        25,196           324              --           7,781
Provision (benefit) for income
  taxes.............................      (6,877)        12,555           117              --           5,795
                                        --------        -------         -----         -------         -------
Net income (loss)...................    $(10,862)        12,641           207              --           1,986
                                        ========        =======         =====         =======         =======

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(14) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                                        ------------------------------------------------------------
                                                                                                       CONSOLIDATED
                                                           ANTEON                                         ANTEON
                CONDENSED CONSOLIDATED                  INTERNATIONAL    GUARANTOR     NON-GUARANTOR   INTERNATIONAL
               STATEMENTS OF CASH FLOW                   CORPORATION    SUBSIDIARIES   SUBSIDIARIES     CORPORATION
------------------------------------------------------  -------------   ------------   -------------   -------------
                                                                               (IN THOUSANDS)
Net income (loss).....................................    $ (10,862)       12,641            207            1,986
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
  Gains on sales and closures of businesses...........           --        (4,046)            --           (4,046)
  Depreciation and amortization of property and
    equipment.........................................          885         6,182             43            7,110
  Goodwill amortization...............................        5,334         1,370             --            6,704
  Amortization of noncompete agreements...............           --           349             --              349
  Other intangibles amortization......................        2,223            98             --            2,321
  Loss on disposition of assets.......................           --           791             --              791
  Amortization of deferred financing fees and contract
    costs.............................................        1,198            --             --            1,198
  Deferred income taxes...............................           --         3,988             --            3,988
  Minority interest in earnings (losses) of
    subsidiaries......................................           --           (32)            56               24
  Changes in assets and liabilities, net of acquired
    assets and liabilities............................       40,202       (20,973)          (278)          18,951
                                                          ---------       -------           ----         --------
        Net cash provided by (used in) operating
          activities..................................       38,980           368             28           39,376
                                                          ---------       -------           ----         --------
Cash flows from investing activities:
  Purchases of property and equipment and other
    assets............................................         (314)       (1,774)           (93)          (2,181)
  Acquisition of SIGCOM net of cash acquired..........           --       (10,975)            --          (10,975)
  Acquisition of Sherikon, net of cash acquired.......          (21)           --             --              (21)
  Proceeds from sales of business.....................           --        11,464             --           11,464
  Intercompany transfers..............................         (338)          121            217               --
  Other...............................................           --             6             --                6
                                                          ---------       -------           ----         --------
        Net cash used in investing activities.........         (673)       (1,158)           (93)          (1,707)
                                                          ---------       -------           ----         --------
Cash flows from financing activities:
  Principal payments on bank and other notes
    payable...........................................           --          (185)            --             (185)
  Proceeds from issuance of common stock..............          152            --             --              152
  Principal payments on term loan.....................      (12,946)           --             --          (12,946)
  Proceeds from revolving facility....................      771,200            --             --          771,200
  Payments from revolving facility....................     (784,500)           --             --         (784,500)
  Advances to parent for debt service.................       (1,665)           --             --           (1,665)
  Purchase of senior subordinated note due from
    Parent............................................       (3,212)           --             --           (3,212)
  Payments on business purchase consideration payable
    and subordinated notes payable....................       (5,000)       (1,185)            --           (6,185)
                                                          ---------       -------           ----         --------
        Net cash used in financing activities.........      (35,971)       (1,370)            --          (37,341)
                                                          ---------       -------           ----         --------
Net increase (decrease) in cash and cash
  equivalents.........................................        2,336        (2,160)           152              328
Cash and cash equivalents, beginning of year..........          338           491             99              928
                                                          ---------       -------           ----         --------
Cash and cash equivalents, end of year................    $   2,674        (1,669)           251            1,256
                                                          =========       =======           ====         ========

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(14) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                                                                         AS OF DECEMBER 31, 2000
                                                -------------------------------------------------------------------------
                                                                                                            CONSOLIDATED
                                                   ANTEON                          NON-                        ANTEON
CONDENSED CONSOLIDATED                          INTERNATIONAL    GUARANTOR      GUARANTOR     ELIMINATION   INTERNATIONAL
BALANCE SHEETS                                   CORPORATION    SUBSIDIARIES   SUBSIDIARIES     ENTRIES      CORPORATION
----------------------                          -------------   ------------   ------------   -----------   -------------
                                                                             (IN THOUSANDS)
Cash and cash equivalents.....................     $    338           491            99              --            928
Accounts receivable, net......................       44,123        87,419           827              --        132,369
Other current assets..........................        8,377         3,598           251              --         12,226
Property and equipment, net...................        3,312        14,609            53              --         17,974
Investment in and advances to subsidiaries....       43,616        22,048          (180)        (65,484)            --
Goodwill, net.................................      140,482            --            --              --        140,482
Intangible and other assets, net..............       14,800         2,670            77              --         17,547
                                                   --------       -------         -----         -------        -------
        Total assets..........................      255,048       130,835         1,127         (65,484)       321,526
                                                   ========       =======         =====         =======        =======
Indebtedness..................................      198,604         1,259            --              --        199,863
Accounts payable..............................        9,427        13,522           283              --         23,232
Accrued expenses..............................       17,942        29,139           132              --         47,213
Deferred revenue..............................        6,420            --            69              --          6,489
Other long-term liabilities...................        9,212           859            --              --         10,071
                                                   --------       -------         -----         -------        -------
        Total liabilities.....................      241,605        44,779           484              --        286,868
Minority interest in subsidiaries.............          549           (30)           82              --            601
Total stockholders' equity....................       12,894        86,086           561         (65,484)        34,057
                                                   --------       -------         -----         -------        -------
        Total liabilities and stockholders'
          equity..............................     $255,048       130,835         1,127         (65,484)       321,526
                                                   ========       =======         =====         =======        =======

                                                                         AS OF DECEMBER 31, 2000
                                                -------------------------------------------------------------------------
                                                                                                            CONSOLIDATED
                                                   ANTEON                          NON-                        ANTEON
CONDENSED CONSOLIDATED                          INTERNATIONAL    GUARANTOR      GUARANTOR     ELIMINATION   INTERNATIONAL
STATEMENTS OF OPERATIONS                         CORPORATION    SUBSIDIARIES   SUBSIDIARIES     ENTRIES      CORPORATION
------------------------                        -------------   ------------   ------------   -----------   -------------
                                                                             (IN THOUSANDS)
Revenues......................................     $200,300       343,191         2,519          (3,203)       542,807
Costs of revenues.............................      178,847       296,879         2,401          (3,203)       474,924
                                                   --------       -------         -----         -------        -------
        Gross profit..........................       21,453        46,312           118              --         67,883
Total operating expenses......................       18,700        28,115            30              --         46,845
                                                   --------       -------         -----         -------        -------
        Operating income......................        2,753        18,197            88              --         21,038
Interest and other expense (income), net......       22,685            59             2              --         22,746
Minority interest in losses of subsidiaries...           --            24            --              --             24
                                                   --------       -------         -----         -------        -------
        Income (loss) before provision for
          income taxes........................      (19,932)       18,162            86              --         (1,684)
Provision (benefit) for income taxes..........       (6,053)        7,240            38              --          1,225
                                                   --------       -------         -----         -------        -------
Net income (loss).............................     $(13,879)       10,922            48              --         (2,909)
                                                   ========       =======         =====         =======        =======

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

(14) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                                                              FOR THE YEAR ENDED DECEMBER 31, 2000
                                                   -----------------------------------------------------------
                                                                                                 CONSOLIDATED
                                                      ANTEON                          NON-          ANTEON
CONDENSED CONSOLIDATED                             INTERNATIONAL    GUARANTOR      GUARANTOR     INTERNATIONAL
STATEMENTS OF CASH FLOWS                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES    CORPORATION
------------------------                           -------------   ------------   ------------   -------------
                                                                         (IN THOUSANDS)
Net income (loss)................................    $(13,879)         10,922           48           (2,909)
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operations:
  Gain on disposals of property and equipment....          --            (187)          --             (187)
  Depreciation and amortization of property and
    equipment....................................       1,707           5,303           14            7,024
  Goodwill amortization..........................       4,714              --           --            4,714
  Other intangibles amortization.................       2,673              --           --            2,673
  Amortization of noncompete agreements..........         866              --           --              866
  Amortization of deferred financing fees........       1,180              --           --            1,180
  Deferred income taxes..........................         704              --          (73)             631
  Minority interest in losses of subsidiaries....          --             (24)          --              (24)
  Changes in assets and liabilities, net of
    acquired assets and liabilities..............      14,883         (10,508)        (466)           3,909
                                                     --------         -------         ----         --------
      Net cash provided by (used in) operating
        activities...............................      12,848           5,506         (477)          17,877
                                                     --------         -------         ----         --------
  Cash flows from investing activities:
    Purchases of property and equipment and other
      assets.....................................      (1,331)         (5,256)           3           (6,584)
    Other........................................          --           1,706           --            1,706
    Acquisition of Analysis & Technology Inc.,
      net of cash acquired.......................        (128)             --           --             (128)
    Acquisition of Sherikon, net of cash
      acquired...................................     (23,906)             --           --          (23,906)
                                                     --------         -------         ----         --------
      Net cash provided by (used in) investing
        activities...............................     (25,365)         (3,550)           3          (28,912)
                                                     --------         -------         ----         --------
  Cash flows from financing activities:
    Principal payments on bank and other notes
      payable....................................          --          (1,629)          --           (1,629)
    Principal payments of Techmatics
      obligations................................     (15,350)             --           --          (15,350)
    Proceeds from Revolving Facility.............     533,000              --           --          533,000
    Payments on Revolving Facility...............    (503,900)             --           --         (503,900)
    Intercompany investment......................         335            (335)          --               --
    Distribution to parent for debt service......      (1,285)             --           --           (1,285)
    Purchase of treasury stock...................          (9)             --           --               (9)
    Proceeds from issuance of common stock.......          75              --           --               75
                                                     --------         -------         ----         --------
      Net cash provided by (used in) financing
        activities...............................      12,866          (1,964)          --           10,902
                                                     --------         -------         ----         --------
Net increase (decrease) in cash and cash
  equivalents....................................         349              (8)        (474)            (133)
Cash and cash equivalents, beginning of year.....         (11)            499          573            1,061
                                                     --------         -------         ----         --------
Cash and cash equivalents, end of year...........    $    338             491           99              928
                                                     ========         =======         ====         ========

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

(14) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1999
                                        -------------------------------------------------------------------------
                                                                                                    CONSOLIDATED
                                           ANTEON                          NON-                        ANTEON
CONDENSED CONSOLIDATED                  INTERNATIONAL    GUARANTOR      GUARANTOR     ELIMINATION   INTERNATIONAL
STATEMENTS OF OPERATIONS                 CORPORATION    SUBSIDIARIES   SUBSIDIARIES     ENTRIES      CORPORATION
------------------------                -------------   ------------   ------------   -----------   -------------
                                                                     (IN THOUSANDS)
Revenues..............................    $204,388         194,523         3,241         (1,302)        400,850
Costs of revenues.....................     187,143         164,518         2,886         (1,302)        353,245
                                          --------         -------         -----         ------         -------
      Gross profit....................      17,245          30,005           355             --          47,605
Total operating expenses..............      13,668          18,551            56             --          32,275
                                          --------         -------         -----         ------         -------
      Operating income................       3,577          11,454           299             --          15,330
Interest expense (income) and other,
  net.................................      13,486             (18)          (11)            --          13,457
Minority interest in earnings of
  subsidiaries........................          --             (40)           --             --             (40)
                                          --------         -------         -----         ------         -------
      Income (loss) before provision
        for income taxes and
        extraordinary loss............      (9,909)         11,432           310             --           1,833
Provision (benefit) for income
  taxes...............................      (3,028)          4,498            73             --           1,543
                                          --------         -------         -----         ------         -------
Income (loss) before extraordinary
  loss................................      (6,881)          6,934           237             --             290
Extraordinary loss, net of tax........         463              --            --             --             463
                                          --------         -------         -----         ------         -------
      Net income (loss)...............    $ (7,344)          6,934           237             --            (173)
                                          ========         =======         =====         ======         =======

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

(14) DOMESTIC SUBSIDIARIES SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                                                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                                   -----------------------------------------------------------
                                                                                                 CONSOLIDATED
                                                      ANTEON                          NON-          ANTEON
CONDENSED CONSOLIDATED                             INTERNATIONAL    GUARANTOR      GUARANTOR     INTERNATIONAL
STATEMENTS OF CASH FLOWS                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES    CORPORATION
------------------------                           -------------   ------------   ------------   -------------
                                                                         (IN THOUSANDS)
Net income (loss)................................    $ (7,344)         6,934           237             (173)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Extraordinary loss.............................         772             --            --              772
  Gains on sale of investments...................      (2,869)             8           (20)          (2,881)
  Gains on disposals of property and equipment...          --            (67)           --              (67)
  Depreciation and amortization of property and
    equipment....................................         930          2,671            22            3,623
  Goodwill amortization..........................       3,440             --            --            3,440
  Amortization of noncompete agreements..........         909             --            --              909
  Amortization of deferred financing fees........         692             --            --              692
  Deferred income taxes..........................       1,737          1,805            36            3,578
  Minority interest in earnings of
    subsidiaries.................................          --             40            --               40
  Changes in assets and liabilities, net of
    acquired assets and liabilities..............      10,450         (8,935)          117            1,632
                                                     --------         ------           ---         --------
      Net cash provided by operating
        activities...............................       8,717          2,456           392           11,565
                                                     --------         ------           ---         --------
  Cash flows from investing activities:
    Purchases of property and equipment..........      (2,194)        (2,513)          (54)          (4,761)
    Acquisitions, net of cash acquired...........    (115,586)            --            --         (115,586)
    Proceeds from sales of investments...........      11,491             --            --           11,491
    Purchases of investments.....................      (3,040)            --            --           (3,040)
    Other, net...................................         224             --            --              224
                                                     --------         ------           ---         --------
      Net cash used in investing activities......    (109,105)        (2,513)          (54)        (111,672)
                                                     --------         ------           ---         --------
  Cash flows from financing activities:
    Proceeds from bank notes payable.............     132,043             --            --          132,043
    Principal payments on bank notes payable.....    (202,443)            --            --         (202,443)
    Payments on subordinated notes payable.......          --           (173)           --             (173)
    Proceeds from Term Loan......................      60,000             --            --           60,000
    Proceeds from Revolving Facility.............     208,700             --            --          208,700
    Payments on Revolving Facility...............    (205,800)            --            --         (205,800)
    Proceeds from senior subordinated notes
      payable....................................     100,000             --            --          100,000
    Intercompany investment......................        (962)           962            --               --
    Deferred financing costs.....................      (8,930)            --            --           (8,930)
    Principal payments on Techmatics
      obligations................................      (4,925)            --            --           (4,925)
    Proceeds from issuance of common stock.......      22,540             --            --           22,540
                                                     --------         ------           ---         --------
      Net cash provided by financing
        activities...............................     100,223            789            --          101,012
                                                     --------         ------           ---         --------
Net increase (decrease) in cash and cash
  equivalents....................................        (165)           732           338              905
Cash and cash equivalents, beginning of year.....         154           (233)          235              156
                                                     --------         ------           ---         --------
Cash and cash equivalents, end of year...........    $    (11)           499           573            1,061
                                                     ========         ======           ===         ========

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands):

QUARTER ENDED:                            MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31    TOTAL
--------------                            --------   --------   ------------   -----------   --------
2001
  Revenues..............................  $162,366   188,786       183,687       180,184     $715,023
  Operating income......................     6,106     6,929         9,878         3,952       26,865
  Net income (loss).....................       (10)      434         4,049        (2,487)       1,986

2000
  Revenues..............................  $125,700   130,284       134,088       152,735     $542,807
  Operating income......................     5,673     4,625         5,403         5,337       21,038
  Net income (loss).....................       131      (318)       (1,539)       (1,183)      (2,909)

    During the second quarter of 2001, the Company acquired the training division of SIGCOM, Inc. (note 4(c)), and during the second, third and fourth quarters of 2001 sold or closed several other businesses (note 3). Also during the fourth quarter of 2001, the Company incurred a fee of $3.6 million with an affiliate of its Parent (note 13(b)) and recognized an approximate $1.0 million charge to write-off goodwill as a result of the closure of STSR. During the fourth quarter of 2000, the Company acquired Sherikon (note 4(b)).

(16) SEGMENT REPORTING

    The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

    Based on its organization, the Company reports two business segments: the Company's government contracting business and the Company's commercial custom training and performance solutions group (Interactive Media). Interactive Media was sold during 2001 (see note 3(c)). Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company's government contracting segment aggregates all of its current operations.

    The Company's chief operating decision maker utilizes both revenue and income before interest and taxes in assessing performance and making overall operating decisions and resource allocations. Certain indirect costs such as corporate overhead and general and administrative expenses are allocated to the segments. Allocations of overhead costs to segments are based on measures such as revenue and employee headcount. General and administrative costs are allocated to segments based on the government-required three-factor formula which uses measures of revenue, labor and net book value of fixed assets. Interest expense, investment income, gains on sales and closures of businesses and income taxes are not allocated to the Company's segments.

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(16) SEGMENT REPORTING (CONTINUED)
    The following tables present information about the Company's segments as of and for the years ended December 31, 2001, 2000 and 1999 and for the years then ended (in thousands).

AS OF AND
FOR THE YEAR ENDED                                GOVERNMENT    INTERACTIVE
DECEMBER 31, 2001                                 CONTRACTING      MEDIA      ELIMINATIONS   CONSOLIDATED
------------------                                -----------   -----------   ------------   ------------
Total assets....................................   $303,130           --           --           303,130
                                                   ========       ======          ===           =======
Sales to unaffiliated customers.................   $696,420       18,603           --           715,023
Intersegment sales..............................         36           15          (51)               --
                                                   --------       ------          ---           -------
                                                    696,456       18,618          (51)          715,023
                                                   ========       ======          ===           =======
Operating income, net...........................   $ 25,839        1,026           --            26,865
                                                   --------       ------          ---           -------
  Gains on sales and disposal of businesses.....                                                  4,046
  Interest expense, net.........................                                                 23,106
  Minority interest in earnings of
    subsidiaries................................                                                    (24)
                                                                                                -------
  Income before income taxes....................                                                  7,781
  Income taxes..................................                                                  5,795
                                                                                                -------
  Net income....................................                                                $ 1,986
                                                                                                =======

AS OF AND
FOR THE YEAR ENDED                                GOVERNMENT    INTERACTIVE
DECEMBER 31, 2000                                 CONTRACTING      MEDIA      ELIMINATIONS   CONSOLIDATED
------------------                                -----------   -----------   ------------   ------------
Total assets....................................   $313,204        8,322            --          321,526
                                                   ========       ======          ====          =======
Sales to unaffiliated customers.................   $514,269       28,538            --          542,807
Intersegment sales..............................        394           28          (422)              --
                                                   --------       ------          ----          -------
                                                    514,663       28,566          (422)         542,807
                                                   ========       ======          ====          =======
Operating income, net...........................   $ 19,610        1,428            --           21,038
                                                                                                -------
  Other income..................................                                                $    --
  Interest expense, net.........................                                                 22,746
  Minority interest in losses of subsidiaries...                                                     24
                                                                                                -------
  Income (loss) before income taxes.............                                                 (1,684)
  Income taxes..................................                                                  1,225
                                                                                                -------
  Net loss......................................                                                $(2,909)
                                                                                                =======

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            (A VIRGINIA CORPORATION AND MAJORITY-OWNED SUBSIDIARY OF
           ANTEON INTERNATIONAL CORPORATION, A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

(16) SEGMENT REPORTING (CONTINUED)

AS OF AND
FOR THE YEAR ENDED                                GOVERNMENT    INTERACTIVE
DECEMBER 31, 1999                                 CONTRACTING      MEDIA      ELIMINATIONS   CONSOLIDATED
------------------                                -----------   -----------   ------------   ------------
Total assets....................................   $279,677        5,499            --          285,176
                                                   ========       ======          ====          =======
Sales to unaffiliated customers.................   $389,127       11,723            --          400,850
Intersegment sales..............................        297           97          (394)              --
                                                   --------       ------          ----          -------
                                                    389,424       11,820          (394)         400,850
                                                   ========       ======          ====          =======
  Operating income, net.........................   $ 14,319        1,011            --           15,330
                                                                                                -------
  Other income..................................                                                $(2,585)
  Interest expense, net.........................                                                 16,042
  Minority interest in earnings of
    subsidiaries................................                                                    (40)
                                                                                                -------
  Income before income taxes and extraordinary
    loss........................................                                                  1,833
  Income taxes..................................                                                  1,543
  Extraordinary loss, net of taxes..............                                                    463
                                                                                                -------
  Net loss......................................                                                $  (173)
                                                                                                =======

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Anteon International Corporation and subsidiaries:

    Under date of January 31, 2002, we reported on the consolidated balance sheets of Anteon International Corporation (a Virginia corporation and majority-owned subsidiary of Anteon International Corporation, a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the Company's annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

McLean, Virginia
January 31, 2002

               ANTEON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                      -----------------------
                                        BALANCE AT    CHARGED TO   CHARGED TO
                                       BEGINNING OF   COSTS AND      OTHER                   BALANCE AT END
                                          PERIOD       EXPENSES    ACCOUNTS*    DEDUCTIONS     OF PERIOD
                                       ------------   ----------   ----------   ----------   --------------
YEAR ENDED DECEMBER 31, 1999

  Allowance for doubtful accounts....     $3,459        $  826       $  612       $  (696)       $4,201
  Deferred tax asset valuation
    allowance........................         --            --           --            --            --

YEAR ENDED DECEMBER 31, 2000

  Allowance for doubtful accounts....      4,201           108        1,778        (1,739)        4,348
  Deferred tax asset valuation
    allowance........................         --           295           --            --           295

YEAR ENDED DECEMBER 31, 2001

  Allowance for doubtful accounts....      4,348         1,351           --         1,200         4,499
  Deferred tax asset valuation
    allowance........................        295            --           --            --           295

------------------------

*   Represents amounts recognized from acquired companies.

                                 EXHIBIT INDEX

EXHIBIT                                         DESCRIPTION                             PAGE
-------                 ------------------------------------------------------------  --------
          2.1           Agreement and Plan of Merger, dated as of March 7, 1999, by and among the Anteon Corporation, Buffalo Acquisition
                        Corporation and Analysis & Technology, Inc. (incorporated by reference to Exhibit Z to Analysis & Technology, Inc.'s
                        Current Report on Form 8-K filed on March 9, 1999).

          3.1           Articles of Incorporation (incorporated by reference to
                        Exhibit 3.1 to the Company's Registration Statement on Form
                        S-4 filed on August 9, 1999 (Commission File
                        No. 333-87835)).

          3.2           By-laws (incorporated by reference to Exhibit 3.2 to the
                        Company's Registration statement on form S-4 filed on August
                        9, 1999 (Commission File No. 333-84835)).

          4.1           Indenture, dated as of May 11, 1999, by and among Anteon
                        Corporation, Vector Data Systems, Inc., Techmatics, Inc. and
                        IBJ Whitehall Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Anteon International
                        Corporation's Registration Statement on Form S-4 filed on
                        August 9, 1999 (Commission File No. 333-84835)).

          4.2           First Supplemental Indenture, effective as of June 23, 1999, among Anteon Corporation, Analysis & Technology, Inc.,
                        Interactive Media Corp. and IBJ Whitehall Bank & Trust
                        Company, as trustee (incorporated by reference to Exhibit
                        4.2 to Anteon International Corporation's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 2000).

          4.3           Second Supplemental Indenture, effective as of October 14,
                        1999, among Anteon Corporation, Anteon-CITI LLC and IBJ
                        Whitehall Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to Anteon International
                        Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

          4.4           Third Supplemental Indenture, dated as of October 20, 2000, among Anteon Corporation, Sherikon, Inc. and The Bank of New
                        York, as trustee (incorporated by reference to Exhibit 4.4 to Anteon International Corporation's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 2000).

          4.5           Fourth Supplemental Indenture, dated January 1, 2001, among
                        Anteon International Corporation (formerly Anteon
                        Corporation), Anteon Corporation (formerly Techmatics, Inc.)
                        and The Bank of New York, as successor trustee of IBJ
                        Whitehall Bank & Trust Company (incorporated by reference to
                        Exhibit 4.5 to Anteon International Corporation's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        2000).

         10.1           Credit Agreement, dated as of June 23, 1999, among Anteon
                        Corporation, Credit Suisse First Boston, Mellon Bank, N.A.,
                        Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.4 to Anteon International
                        Corporation's Registration Statement on Form S-4 filed on
                        August 9, 1999 (Commission File No. 333-84835)).

         10.2           Amendment No. 1, dated as of January 13, 2000, to the Credit
                        Agreement, dated as of June 23, 1999, among Anteon
                        Corporation, Credit Suisse First Boston, Mellon Bank, N.A.,
                        Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.17 of Anteon Corporation's
                        Quarterly Report on Form 10-Q/A filed on June 15, 2001).

EXHIBIT                                         DESCRIPTION                             PAGE
-------                 ------------------------------------------------------------  --------
         10.3           Amendment No. 2, dated as of March 29, 2000, to the Credit
                        Agreement, dated as of June 23, 1999, among Anteon
                        Corporation, Credit Suisse First Boston, Mellon Bank, N.A.,
                        Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.18 of Anteon Corporation's
                        Quarterly Report on Form 10-Q/A filed on June 15, 2001).

         10.4           Amendment No. 3, dated as of June 30, 2000, to the Credit
                        Agreement, dated as of June 23, 1999, among Anteon
                        Corporation, Credit Suisse First Boston, Mellon Bank, N.A.,
                        Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.19 of Anteon Corporation's
                        Quarterly Report on Form 10-Q/A filed on June 15, 2001).

         10.5           Amendment No. 4, dated as of October 19, 2000, to the Credit
                        Agreement, dated as of June 23, 1999, among Anteon
                        Corporation, Credit Suisse First Boston, Mellon Bank, N.A.,
                        Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.20 of Anteon Corporation's
                        Quarterly Report on Form 10-Q/A filed on June 15, 2001).

         10.6           Amendment No. 5, dated as of December 31, 2000, to the
                        Credit Agreement, dated as of June 23, 1999, among Anteon
                        Corporation, Credit Suisse First Boston, Mellon Bank, N.A.,
                        Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.25 of Anteon Corporation's
                        Quarterly Report on Form 10-Q/A filed on June 15, 2001).

         10.7           Amendment No. 6, dated as of February 1, 2002, to the Credit
                        Agreement, dated as of June 23, 1999, among Anteon
                        Corporation, Credit Suisse First Boston, Mellon Bank, N.A.,
                        Deutsche Bank AG and the lenders named therein (incorporated by reference to Exhibit 10.10 of Anteon Delaware's
                        Registration Statement on Form S-1 filed on February 5, 2002
                        (Commission File No. 333-75884)).

         10.8           Pledge Agreement, dated as of June 23, 1999, among Anteon
                        Corporation, the Registrant, Analysis & Technology, Inc.,
                        Interactive Media Corp., Techmatics, Inc., Vector Data
                        Systems, Inc. and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.5 to Anteon International
                        Corporation's Registration Statement on Form S-4 filed on
                        August 9, 1999 (Commission File No. 333-84835)).

         10.9           Indemnity, Subrogation and Contribution Agreement, dated as of June 23, 1999, among Anteon Corporation, Analysis &
                        Technology, Inc., Interactive Media Corp., Techmatics, Inc.,
                        Vector Data Systems, Inc. and Mellon Bank, N.A.
                        (incorporated by reference to Exhibit 10.6 to Anteon
                        International Corporation's Registration Statement on Form
                        S-4 filed on August 9, 1999 (Commission File No.
                        333-84835)).

        10.10           Subsidiary Guarantee Agreement, dated as of June 23, 1999, among Analysis & Technology, Inc., Interactive Media Corp.,
                        Techmatics, Inc., Vector Data Systems, Inc. and Mellon Bank,
                        N.A. (incorporated by reference to Exhibit 10.7 to Anteon
                        International Corporation's Registration Statement on Form
                        S-4 filed on August 9, 1999 (Commission File No.
                        333-84835)).

        10.11           Security Agreement, dated as of June 23, 1999, among Anteon
                        Corporation, Analysis & Technology, Inc., Interactive Media
                        Corp., Techmatics, Inc., Vector Data Systems, Inc. and
                        Mellon Bank, N.A. (incorporated by reference to Exhibit 10.8 to Anteon International Corporation's Registration Statement
                        on Form S-4 filed on August 9, 1999 (Commission File No.
                        333-84835)).

EXHIBIT                                         DESCRIPTION                             PAGE
-------                 ------------------------------------------------------------  --------
        10.12           Fee Agreement, dated as of June 1, 1999, between Anteon
                        Corporation, and Caxton-Iseman Capital, Inc. (incorporated by reference to Exhibit 10.9 to Anteon International
                        Corporation's Registration Statement on Form S-4 filed on
                        August 9, 1999 (Commission File No. 333-84835)).

        10.13           Company Amended and Restated Ominbus Stock Plan
                        (incorporated by reference to Exhibit 10.10 to the Company's
                        Registration Statement on Form S-4 filed on August 9, 1999
                        (Commission File No. 333-84835)).

        10.14           Stock Purchase Agreement, by and among Anteon Corporation,
                        Sherikon, Inc. and the stockholders of Sherikon, Inc., dated as of October 20, 2000 (incorporated by reference to Exhibit
                        2 to Anteon International Corporation's Current Report on
                        Form 8-K filed on November 6, 2000).

        10.15           Asset Purchase Agreement, dated as of July 20, 2001, between
                        Anteon Corporation and SIGCOM, Inc. (incorporated by
                        reference to Anteon International Corporation's Current
                        Report on Form 8-K filed on August 3, 2001).

        10.16           Stock Purchase Agreement, dated July 20, 2001, by and among
                        Anteon International Corporation, Interactive Media
                        Corporation and FTK Knowledge (Holding) Inc. (incorporated by reference to Anteon International Corporation's Current
                        Report on Form 8-K filed on August 3, 2001).

        10.17           Asset Purchase Agreement, dated June 29, 2001, between
                        Anteon International Corporation and B&G, LLC (incorporated by reference to Anteon International Corporation's Current
                        Report on Form 8-K filed on August 3, 2001).

        10.18           Letter Agreement between Anteon International Corporation
                        and Caxton-Iseman Capital, Inc., dated as of January 30,
                        2002, terminating the Fee Agreement between such parties
                        dated as of June 1, 1999 (incorporated by reference to
                        Exhibit 10.22 of Anteon Delaware's Registration Statement on
                        Form S-1 filed on February 5, 2001 (Commission File No.
                        333-75884)).

        10.19           Form of Retention Agreement (incorporated by reference to
                        Exhibit 10.23 of Anteon Delaware's Registration Statement on
                        Form S-1 filed on February 5, 2001 (Commission File No.
                        333-75884)).

         21.1           Subsidiaries of the Company.